Form 10-Q
period 2008-09-30
Revolutionary Concepts Inc
filed 2008-11-14
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Commission File Number 333-151177

REVOLUTIONARY CONCEPTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or	Classification Code Number)	Identification No.)
Organization)

Revolutionary Concepts, Inc.
2622 Ashby Woods
Matthews, NC 28105
704-622-6327
(Address and telephone number of principal executive offices and principal place of business)

Ron Carter, President
Revolutionary Concepts, Inc.
2622 Ashby Woods
Matthews, NC 28105
(704) 622-6327
(Name, address and telephone number of agent for service)

Copies to:
Charles Barkley, Esq.
6201 Fairview Road, Suite 200
Charlotte, NC 28210
(704) 944-4290
(704) 944-4280 (fax)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,811,700 shares as of November 13, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended September 30, 2008, prepared by the company, immediately follow.

Revolutionary Concepts, Inc.
(A Developmental Stage Company)
Balance Sheet
as of September 30, 2008 and December 31, 2007

	(Unaudited)	Restated
	09/30/08	12/31/07
ASSETS
Current Assets
Cash and Cash Equivalents	$34,194	$19,070
Total Current Assets	34,194	19,070

Fixed Assets
Accumulated Depreciation	(8,115)	(6,049)
Computer	11,331	11,331
Total Fixed Assets	3,216	5,282
Other Assets
Accumulated Amortization	(37,969)	(30,915)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Patent Costs	88,306	62,305
Total Other Assets	54,907	35,960

TOTAL ASSETS	$92,317	$60,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$65,204	$83,643
Notes payable (see footnote 10)	307,500	-
Total Current Liabilities	372,704	83,643

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued Common Stock, .001 par value, 18,811,700 shares issued and outstanding, 65,000,000 authorized	18,812	18,812
Paid in Capital	1,215,538	1,215,538
Unpaid Captal contributions	(235,709)	(107,396)
Deficit accumulated during the development stage	(1,279,028)	(1,150,285)
	(280,387)	(23,331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,317	$60,312

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Statement of Operations
For the quarters ending September 30, 2008 and 2007
and the period from March 12, 2004 (Inception) to September 30, 2008

	(Unaudited)	(Unaudited)	March 12, 2004
			(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

OPERATING EXPENSES
Automobile Expense		-	15,822
Bank Charges	54	410	4,394
Depreciation and Amortization Expense	4,560	-	46,084
Interest Expense	3,118	5	9,497
License and Permits	-	-	2,253
Office Expense	17	-	10,325
Office Supplies	307	163	11,665
Payroll taxes		-	16,014
Printing and Reproduction	1,385	935	9,684
Professional Fees	13,900	122,650	765,109
Product Research and Development	-	-	280,206
Taxes	721	-	1,241
Telephone Expense			13,552
Travel Expense	2,954	472	58,476
Website Development		-	10,200
Other Expenses	5,675	498	42,804
Total Operating Expenses	$32,691	$125,133	$1,297,326

OTHER INCOME
Interest	2,497	422	18,298

NET (LOSS)	$(30,194)	(124,711)	$(1,279,028)

Weighted number of shares outstanding	17,863,880	17,626,925	17,863,880

(Loss) per weighted number of shares outstanding	(0.00)	(0.01)	(0.07)

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Statement of Cash Flows
For the nine month period ended September 30, 2008, 2007
and the period from March 12, 2004 (Inception) to September 30, 2008

	nine months ended	nine months ended	March 12, 2004(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(128,743)	(224,258)	$(1,279,028)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,120		46,084
(Increase) in security deposits	-		(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	-	256,750
Increase in (decrease) accounts payable	(18,439)	18,850	65,204
NET CASH USED BY OPERATING ACTIVITIES	(138,062)	(205,408)	(915,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(687)	(11,331)
Investment in patent costs	(26,001)	(19,141)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	(26,001)	(19,828)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	-		1,642
Issuance of notes payable	307,500		307,500
Paid in capital from private placements	-	263,600	837,603
Capital contributions	-	-	147,999
Common stock shares repurchased with cash	-	-	(9,644)
Unpaid capital contributions	(128,313)	(23,818)	(235,709)
NET CASH PROVIDED BY FINANCING ACTIVITIES	179,187	239,782	1,049,391

NET INCREASE(DECREASE) IN CASH	15,124	14,546	34,194

CASH BALANCE BEGINNING OF PERIOD	19,070	0	0

CASH BALANCE END OF PERIOD	$34,194	14,546	$34,194

SUPPLEMENTAL DISCLOSURES
Interest paid	$4,985	266	$6,379