Form 10-Q/A
period 2008-09-30
Revolutionary Concepts Inc
filed 2008-11-19
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
2622 Ashby Woods Dr
Matthews, NC 28105
704-622-6327
(Address and telephone number of principal executive offices and principal place of business)

Ron Carter, President
Revolutionary Concepts, Inc.
2622 Ashby Woods Dr
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

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the three and nine months ended September 30,
2008, prepared by the company, immediately follow.

Revolutionary Concepts, Inc.
(A Developmental Stage Company)
Balance Sheet

as of September 30, 2008 and December 31, 2007

	(Unaudited)	Restated (Audited)
	09/30/08	12/31/07
ASSETS
Current Assets
Cash and Cash Equivalents	$34,194	$19,070
Total Current Assets	34,194	19,070

Fixed Assets
Accumulated Depreciation	(8,115)	(6,049)
Computer	11,331	11,331
Total Fixed Assets	3,216	5,282
Other Assets
Accumulated Amortization	(37,969)	(30,915)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Patent Costs	88,306	62,305
Total Other Assets	54,907	35,960

TOTAL ASSETS	$92,317	$60,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$65,204	$83,643
Notes payable (see footnote 10)	307,500	-
Total Current Liabilities	372,704	83,643

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued Common Stock, .001 par value, 18,811,700 shares issued and outstanding, 65,000,000 authorized	18,812	18,812
Paid in Capital	1,215,538	1,215,538
Unpaid Captal contributions	(235,709)	(107,396)
Deficit accumulated during the development stage	(1,279,028)	(1,150,285)
	(280,387)	(23,331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,317	$60,312

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Statement of Operations
For the Three and Nine Months Ended
September 30, 2008 and 2007
And from inception March 12, 2004 to
September 30, 2008
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception March 12, 2004 to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES
Automobile Expense		-	2,000	-	15,822
Bank Charges	54	410	633	721	4,394
Depreciation and Amortization Expense	4,560	-	9,120	-	46,084
Interest Expense	3,118	5	4,991	226	9,497
License and Permits	-	-	-	-	2,253
Office Expense	17	-	1,017	-	10,325
Office Supplies	307	163	639	1,265	11,665
Payroll taxes		-	6,596	-	16,014
Printing and Reproduction	1,385	935	3,296	1,813	9,684
Professional Fees	13,900	122,650	80,171	215,215	765,109
Product Research and Development	-	-	-	-	280,206
Taxes	721	-	724	-	1,241
Telephone Expense			375	1,828	13,552
Travel Expense	2,954	472	9,690	4,989	58,476
Website Development		-	7,500	-	10,200
Other Expenses	5,675	498	7,073	1,024	42,804
Total Operating Expenses	$32,691	$125,133	$133,825	$227,081	$1,297,326

OTHER INCOME
Interest	2,497	422	5,082	2,823	18,298

NET (LOSS)	(30,194)	(124,711)	$(128,743)	(224,258)	$(1,279,028)

Weighted number of shares outstanding	17,863,880	17,626,925	17,863,880	17,626,925	17,863,880

(Loss) per weighted number of shares outstanding	(0.00)	(0.01)	(0.01)	(0.01)	(0.07)

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Statement of Cash Flows
For the nine month period
ended September 30, 2008, 2007
and the period from March 12,
2004 (Inception) to September
30, 2008
(Unaudited)

	nine months ended	nine months ended	March 12, 2004 (Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(128,743)	(224,258)	$(1,279,028)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,120		46,084
(Increase) in security deposits	-		(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	-	256,750
Increase in (decrease) accounts payable	(18,439)	18,850	65,204
NET CASH USED BY OPERATING ACTIVITIES	(138,062)	(205,408)	(915,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(687)	(11,331)
Investment in patent costs	(26,001)	(19,141)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	(26,001)	(19,828)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	-		1,642
Issuance of notes payable	307,500		307,500
Paid in capital from private placements	-	263,600	837,603
Capital contributions	-	-	147,999
Common stock shares repurchased with cash	-	-	(9,644)
Unpaid capital contributions	(128,313)	(23,818)	(235,709)
NET CASH PROVIDED BY FINANCING ACTIVITIES	179,187	239,782	1,049,391

NET INCREASE(DECREASE) IN CASH	15,124	14,546	34,194

CASH BALANCE BEGINNING OF PERIOD	19,070	0	0

CASH BALANCE END OF PERIOD	$34,194	14,546	$34,194

SUPPLEMENTAL DISCLOSURES
Interest paid	$4,985	266	$6,379

See Notes to Financial Statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)
(Unaudited)

NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - Revolutionary Concepts, Inc. (the “Company”) was originally organized in North Carolina on March 12, 2004. On February 28, 2005 the company was reorganized and re-domiciled as a Nevada corporation. The Company is in the product development stage. Recently, the company completed the initial development of a working prototype of the Eyetalk Communicator (“EYETALK”). This technology has many applications. The EYETALK specifically provides wireless technology that offers consumers an opportunity to interact with visitors to their front door. This is initiated through a doorbell or a motion sensor, which sets off a series of events that result in a phone call to the consumer who then can interact with the visitor through both video and audio. This same wireless technology could also be made portable so that you could see a child’s sporting event or school play even when you not present. The Company is also exploring other applications for the technology. The company may need to raise additional capital to further develop the EYETALK and to begin the commercialization of the EYETALK technology. They have obtained a patent on certain key components of the technology.

Basis of presentation - These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements on a going concern basis, which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future. The Company maintains its financial records on an accrual method of accounting. The Company’s ability to continue as a going concern is dependent upon continued ability to obtain financing to repay its current obligations and fund working capital until it is able to achieve profitable operations. The Company will seek to obtain capital from equity financing through the exercise of warrants and through future common share private placements. The Company may also seek debt financing, if available. Management hopes to realize sufficient sales in future years to achieve profitable operations. There can be no assurance that the Company will be able to raise sufficient debt or equity capital on satisfactory terms. If management is unsuccessful in obtaining financing or achieving profitable operations, the Company may be required to cease operations. The outcome of these matters cannot be predicted at this time. These financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

Revenue recognition - The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectable. Provisions will be recorded for product returns based on historical experience. To date, the Company’s revenue is primarily comprised of interest income.

Options and warrants issued - The Company allocates the proceeds received from equity financing and the attached options and warrants issued, based on their relative fair values, at the time of issuance. The amount allocated to the options and warrants is recorded as additional paid in capital.

Stock-based compensation - The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. For the period from inception (March 12, 2004) to December 31, 2007, no stock options were committed to be issued to employees.

Income taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess. Although the Company has significant loss carry forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

Loss per share - Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs - Research and development costs are expensed as incurred in accordance with generally accepted accounting principles in the United States of America. Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about a significant improvement to an existing product or process. Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Elements of costs shall be identified with research and development activities as follows: The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses shall be capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses and therefore no separate economic values are research and development costs at the time the costs are incurred. Salaries, wages, and other related costs of personnel engaged in research and development activities shall be included in research and development costs. The costs of contract services performed by others in connection with the research and development activities of an enterprise, including research and development conducted by others in behalf of the enterprise, shall be included in research and development costs.

Depreciation - is computed using the straight-line method over the assets’ expected useful lives.

Amortization - Deferred charges are amortized using the straight-line method over six years.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Company’s Form S-1. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS

SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, establishes guidelines for identifying companies in the development stage and specifies the standards of financial accounting and reporting that apply to those companies. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. The adoption of SFAS 123R did not have a material impact on the Company's financial statements or results of operations.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has yet to determine which method to use in adopting SFAS 123R.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year 2006.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion
No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-
monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for fiscal years beginning after December 15, 2005. As such, the Company has adopted these provisions, if any, at the beginning of the fiscal year ended December 31, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

NOTE 3 - RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2007 the advances totaled $107,396 and $235,709 as of September 30, 2008.

NOTE 4 - ACCOUNTS PAYABLE

Accounts payable consist of the following:	9/30/08	12/31/07
Professional fees	$5,125	$9,125
Accrued payroll taxes	16,014	9,418
Interest payable	4,941	-
Legal fees	5,100	10,100
Consulting fees	34,024	55,000
	$65,204	$83,643

NOTE 5 - COMITMENTS AND CONTENGINCIES

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties, which are probable of realization are separately recorded, and are not offset against the related liability, in accordance with FASB No. 39, “Offsetting of Amounts Related to Certain Contracts.” The Company is the plaintiff in a lawsuit seeking damages against the law firm retained to file for “EYETALK” product patent.

The Company alleges professional malpractice by a patent agent, professional malpractice by attorneys, failure to supervise a non-attorney employee, respondent superior, misappropriation of funds and breach of contract. The outcome of this lawsuit cannot be determined at this time and attorneys fees associated with the lawsuit are contingent upon a successful outcome in this case.

NOTE 6 - CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, has raised additional capital of $321,100. The PPM offered 642,200 shares of common stock at a price of $.50 per share. Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs. No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser. This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.

NOTE 7 - ITELLECTUAL PROPERTY

The patent no. US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007. In accordance with FASB 86, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented. The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date. The useful life of capitalized software costs has been assumed to be 5 years. Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB 86.

NOTE 8 - COMMON STOCK SHARES FOR SERVICES

In January 2005, the Company issued one million shares of common stock for professional, legal and consulting fees. This transaction was recorded in accordance with FASB 123R at $.10 per share. These initial shares for services were issued before the Company raised any capital by private offering and was therefore valued at the value of services provided. In the year ending December 31, 2007, the Company issued 313,500 shares of common stock for professional services. These transactions were also recorded in accordance with FASB 123R at $.50 per share based on the value indicated from the shares sold in recent private placement memorandum.

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

The research and development costs, $(242,615) previously capitalized, have been expensed as incurred, over the period from March 12, 2004 to December 31, 2007, and the capitalized patent costs have been amortized over the expected useful life of six years, $(12,461), both items increase the accumulated deficit for a total of $(255,076).

NOTE 10 - NOTES PAYABLE

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties. On May 5, 2008 the Company issued another note payable $300.000 to another non-related party. at 4% interest which begin to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. If the Company is unable to pay according to the terms of the notes or successfully renegotiate the notes, they must issue shares to the note holders.

On August 6, 2008, we modified the $300,000 promissory note to extend the due date until such time as the litigation with our former patent attorney has been resolved either by settlement, judgment, or otherwise. We have agreed to pay the noteholder the principal plus accrued interest from the proceeds of any settlement, judgment or other payment. We have agreed to provide a lien and notice of lien in form acceptable for recording to grant a security interest in the proceeds to the noteholder. Ron Carter, our CEO and President, has also agreed to personally guarantee the amount of any shortfall in payments due the noteholder. The noteholder has also been given the right to extinguish all of part of the outstanding debt, including accrued interest and any costs, to shares of common stock of the company at the agreed upon price of $0.50 per share, subject to approval by counsel that such issuance does not violate state or federal securities laws.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this quarterly report are good faith estimates of management as of the date of this quarterly report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies. SEE ALSO NOTES 1 and 2 TO CONSOLIDATED FINANCIAL STATEMENTS, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES."

 Revenue recognition

The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectable. Provisions will be recorded for product returns based on historical experience. To date, the Company’s revenue is primarily comprised of interest income.

Options and warrants issued

The Company allocates the proceeds received from equity financing and the attached options and warrants issued, based on their relative fair values, at the time of issuance. The amount allocated to the options and warrants is recorded as additional paid in capital.

Stock-based compensation

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. For the period from inception (March 12, 2004) to December 31, 2007, no stock options were committed to be issued to employees.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess. Although the Company has significant loss carry forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

Research and Development Costs

Research and development costs are expensed as incurred in accordance with generally accepted accounting principles in the United States of America. Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about a significant improvement to an existing product or process. Development is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Elements of costs shall be identified with research and development activities as follows: The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses shall be capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses and therefore no separate economic values are research and development costs at the time the costs are incurred. Salaries, wages, and other related costs of personnel engaged in research and development activities shall be included in research and development costs. The costs of contract services performed by others in connection with the research and development activities of an enterprise, including research and development conducted by others in behalf of the enterprise, shall be included in research and development costs.

Depreciation

Is computed using the straight-line method over the assets’ expected useful lives.

Amortization

Deferred charges are amortized using the straight-line method over six years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2007 due to the relatively short-term nature of these instruments.

Supplies

Supplies are experimental materials used for research and development purpose. Actual cost is used to value these materials and supplies.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Intangible and Other Long-Lived Assets, Net

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments. The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in shareholders' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

Related Parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation.. These loans are unsecured, bear a 5% interest and have five year repayment term, The total balance of loans to officers and directors was $125,731 and $107,396 in 2006 and 2007, respectively.

The Company expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers, balances were due as of year end 2006 and 2007 as follows:

	12/31/06	12/31/07

Ron Carter	75,530.26	49,755.85
Garry Stevenson	27,635.20	28,883.25
Bethiel Tesfasillasie	22,565.55	28,756.29

In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in our income statement.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as convertible preferred stock) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

As of the date of this quarterly report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop.

PLAN OF OPERATION

Our auditors have expressed substantial concern about our ability to continue. Our efforts over the next twelve months will be directed towards identifying licensing opportunities completing the commercialization of the EYETALK remote network camera video system. We expect to complete the software for the existing applications and explore other potential uses for the technology.

To date we have financed our activities from private placements and loans received from related and non-related parties.. Until we begin to generate revenues we expect to continue to rely on loans from our directors and related parties. We will rely on the proceeds obtained by exercise of the warrants, if any, and loans from our officers until we begin to generate revenues. There are no assurances that the Company will receive any proceeds from the exercise of warrants. We have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next twelve (12) months. There is no assurance that our officers can or will provide such funds when the need arises. Other than the exercise of the warrants and the oral assurances given by the directors, we have no other sources of capital and there can be no guarantee that the Company will be able to meet its obligations or obtain sufficient capital to complete its plan of operations for the next twelve (12) months.

We hope to complete commercialization during 2008. We have estimated the costs of completion of the commercialization at $1,382,000. Since there is no assurance that any of the warrants will be exercised the Company has initiated discussions regarding loans through Bank of America and are discussing a $10,000,000 loan from another funding sources. We expect to continue these discussions in the hopes of arranging financing to continue the commercialization of the EYETALK and to satisfy the outstanding balances of loans from third parties. We have no assurance that any of these discussions will prove successful. We intend to first emphasize the security applications in institutional and commercial environments, along with medical applications.

To complete commercialization we must complete further product development which will update the software that interfaces the EYETALK and 3g and 4g cell phones; redesign the hardware so that it has a lid for providing visual assurance of privacy in medical and other sensitive situations; and a conversion kit to convert existing cameras to EYETALK capability without requiring replacement of the camera. We also need to complete our agreements with potential manufacturers or liscenees to create minimum of 10,000 units. If we cannot create a minimum of 10,000 units or more, our costs for each unit will increase substantially.

We expect to accomplish this primarily through our contract with Absolutely New, Inc., a California company that markets new patent applications to a network of large companies internationally. We have paid $20,000 towards a total fee of $24,000 for research and identification of companies in their database that they believe may have uses for our technology. We will also pay Absolutely New a commission of 18% for gross revenues received from any agreements brokered by Absolutely New. The Absolutely New agreement expires in July, 2008 but they have indicated that they will continue any negotiations that have commenced prior to that date.

Preliminarily, Absolutely New has identified approximately 20 companies that may be interested in various applications for the technology and has contacted three such companies for discussions in the near future. We will also pay Absolutely New a commission of 18% for gross revenues received from any agreements brokered by Absolutely New. The Absolutely New agreement expires in July, 2008 but they have indicated that they will continue any negotiations that have commenced prior to that date.

We also expect to engage Virsalent, a California company engaged in the business of identifying licensing opportunities. They have identified two companies: Speechphone, Inc. and Apisphere, Inc., both California based companies regarding joint venture applications.

We have also initiated discussions with Orbital Services Corporation, a Nevada company, that manufactures cameras for NASA regarding the design engineering and manufacture of the EYETALK camera.

Specific implementation methods are expected to be:

•	Obtain licensing agreements and joint ventures with prospective manufacturers;

•	Present the EYETALK at industry trade shows;

•	Investigate other licensing opportunities;

•	Explore and continue talks with Orbital regarding possible manufacturing of the product; and

•	Together with Apissphere continue to enhance the software.

We believe these efforts will be sufficient to generate revenues for the Company. We are also exploring possible joint venture or similar arrangements with potential manufacturers. If so, we would reduce our need for the initial expenditures and the delay in commencing operations may be shortened.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Operating Expenses Although we have not begun generate revenues, our total operating expenses for the three-month period ended September 30, 2008 decreased to $32,691 from $125,133 over the prior year period. The total operating expenses for the nine-month period ended September 30, 2008 decreased to $133,825 from $227,081 over the prior year period. This decrease is primarily attributable to a reduction in professional fees.

Net Loss. Our net loss for the three-month period ended September 30, 2008 decreased to $(30,194) from $(124,711) over the prior year period. Our net loss for the nine-month period ended September 30, 2008 decreased to $(128,743) from $(224,258) over the prior year period. Once again attributable primarily to decreased professional fees.

Assets. Assets increased by $32,005 to $92,317 as of September 30, 2008, from $60,312 as of December 31, 2007. This increase was primarily due to the funds received from the issuance of notes payable and the increase in Patent costs capitalized for further developments of our Eyetyalk Communicator. This increase was the result of the improvements to our software package performed under our agreement with NextCom and the corresponding patent amendment. In November, 2007 we applied for additional patent protection for a metal detection component, a medical component that interfaces with nurse monitoring systems, a car seat technology that permits gaming downloads together with the two way communication features of EYETALK and an exterior pop-up device that pops upon triggering events. The patents are currently pending.

Liabilities. Total liabilities increased by $289,061 to $372,704 as of September 30 2008, from $83,643 as of December 31, 2007. The increase was due to the issuance of notes payable net of a reduction in accounts payable.

Stockholders' Equity. Stockholders' equity decreased by $257,056 to $(280,387) as of September 30, 2008 from $(23,331) as of December 31, 2007. The decrease was due primarily to continuing operating and an increase in unpaid capital contributions of $128,313. As of December 31, 2007, the company had refunded the investment of two of the original shareholders. Neither were officers, directors or control persons. The total amount refunded was $9,500. Subsequently, we cancelled 144,000 of their shares, which were representative of their investment.

Liquidity and Capital Resources

General. Our primary sources of cash have been sales of common stock through private placements. We are a developmental stage company and we will rely upon more established third party vendors for many aspects of the manufacture, sale and distribution of our product, if it becomes commercially available in this regard we have contracted with Absolutely New, Inc. a California company to identify potential licenses from their database. The agreement with Absolutely New expired in July 2008. Under the agreement, Absolutely New identified approximately twenty companies that it believes have a particular use for the EYETALK. We do not intend to renew the agreement as we have received the results of their search. We will nonetheless owe Absolutely New twenty percent of any proceeds received as a result of the sale, license, assignment or transfer of the EYETALK to one of the identified companies during the term of the agreement. The term expired on September 28th, 2008. We also initiated discussions with a Nevada company, Orbital Services Corporation, regarding the design engineering and manufacture of the EYETALK camera. We are continuing our discussions but have not reached an agreement with Orbital. We have recently been in contact with another major potential manufacturer and our awaiting proposals from both.

On April 24, 2008 we borrowed $7,500 from two unrelated parties. We also borrowed $300.000 from another non-related party on May 5, 2008 at 4% interest which begin to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. If we are unable to pay according to the terms of the notes or successfully renegotiate the notes, we must issue shares to the note holders. On August 6, 2008, we modified the $300,000 promissory note to extend the due date until such time as the litigation with our former patent attorney has been resolved either by settlement, judgment, or otherwise. We have agreed to pay the noteholder the principal plus accrued interest from the proceeds of any settlement, judgment or other payment. We have agreed to provide a lien and notice of lien in form acceptable for recording to grant a security interest in the proceeds to the noteholder. Ron Carter, our CEO and President, has also agreed to personally guarantee the amount of any shortfall in payments due the noteholder. The noteholder has also been given the right to extinguish all of part of the outstanding debt, including accrued interest and any costs, to shares of common stock of the company at the agreed upon price of $0.50 per share, subject to approval by counsel that such issuance does not violate state or federal securities laws.

We will have to continue to seek financing through debt or equity to fully implement our commercialization to generate revenues and continue operations. There can be no guarantee that such financing will materialize.

Overall, we had a net decrease in cash of $15,124 for the nine-month period ended September 30, 2008 as result of $138,062 net cash used in operating activities and $26,001 cash used by investing activities and $179,187 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $92,047 for the nine-month period ended September 30, 2008 is primarily attributable to professional fees, travel and website development.

Cash Flows from Investing Activities. Net cash used by investing activities of $26,001 for the nine-month period ended September 30, 2008 attributable to an investment in patents for further developments of our Eyetyalk Communicator.

Cash Flows from Financing Activities. Net cash provided by financing activities of $179,187 for the nine-month period ended September 30, 2008 is attributable to the issuance of notes payable $307,500 offset be the increase in unpaid capital contribution $128,313.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is the plaintiff in a lawsuit seeking damages against the law firm retained to file for “EYETALK” product patent.

The Company alleges professional malpractice by a patent agent, professional malpractice by attorneys, failure to supervise a non-attorney employee, respondent superior, misappropriation of funds and breach of contract. The outcome of this lawsuit cannot be determined at this time and attorneys fees associated with the lawsuit are contingent upon a successful outcome in this case.

ITEM 1A. RISK FACTORS

Refer to our “Risk Factors” in our Registration Statement on Form S-1 (SEC File Number 333-151177) on the website at www.sec.gov

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Form of Stock Certificate*

4.2	Form of Class A Warrant Certificate*

4.3	Form of Class B Warrant Certificate*

4.4	Warrant Agreement*

5.1	Legal Opinion*

10.1	Agreement with Absolutely New*

10.2	Agreement with Dr. Jones*

10.3	Agreement with Tillman Wright*

10.4	Agreement with JDSL*

10.7	Consulting Agreement with Sedgefield Capital*

10.8	Additional Services Agreement with Sedgefield Capital*

14.1	Code of Ethics*

99.2	US Patent*

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer

* Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 (SEC File Number 333-151177) on the website at www.sec.gov

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

November 14, 2008	Registrant: Revolutionary Concepts, Inc.

	By:	/s/ Garry Stevenson
Garry Stevenson, Director, Vice President, and Chief Financial Officer
(Officer and Principal Accounting Officer)