Form 10-K
period 2008-12-31
Revolutionary Concepts Inc
filed 2009-04-15
CIK 1320767

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
––––––––––––––––
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-151177

REVOLUTIONARY CONCEPTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or	Classification Code Number)	Identification No.)
Organization)

Revolutionary Concepts, Inc.
2622 Ashby Woods
Matthews, NC 28105
704-622-6327
(Address and telephone number of principal executive offices and principal place of business)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $0.001 per share	TBD

Securities registered pursuant to section 12(g) of the Act:	(Title of Class)
None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Aggregate market value of voting stock held by non-affiliates as of June 30, 2008 - there has been no trading market established to date.

Common shares outstanding as of March 30, 2009 was—19,442,511

TABLE OF CONTENTS

		PAGE
PART I
ITEM 1:	BUSINESS	4
ITEM 1A	RISK FACTORS	6
ITEM 2:	PROPERTIES	11
ITEM 3:	LEGAL PROCEEDINGS	11
ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	11
ITEM 6:	SELECTED FINANCIAL DATA	12
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 7A:	QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	20
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	21
ITEM 9A(T):	CONTROLS AND PROCEDURES	21
ITEM 9B:	OTHER INFORMATION	21

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	21
ITEM 11:	EXECUTIVE COMPENSATION	22
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	23
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	24
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24

PART IV		59
ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	25

SIGNATURES

PART I

        This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-K (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in "Business Risks" under Item 1 and set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7.

Item 1.    Business

General

The Company is in the development stage, has incurred losses and expects losses to continue for the foreseeable future. We have not generated revenues to date, and there can be no assurance that we will be able to successfully penetrate our target market. We  have designed, developed and patented a network camera video and monitoring device (the “EYEYALK”) that permits two way interaction from remote sites, transmits to cell phones and other media, and permits visual and auditory control of monitored entry points.  Our system can be remotely controlled and monitored so that sound and visuals can be remotely transmitted to a cell phone or other receiving device. We expect to begin the commercialization of the system in the latter half of 2009. The system utilizes new technology to synergistically improve messaging, communication, and security in this setting.

Our efforts to date have been devoted to establishing a video remote monitoring system that permits interactive two-way communications called the EyeTalk Communicator (“EYETALK”). The company has engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to design the hardware for the EyeTalk system. The software and other sensing technology will be developed by Fusion Next, a North Carolina company. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates.

We have funded our development through two private offerings in 2005 and 2007. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. We have engaged third parties to assist in the commercialization of the EyeTalk technology and have made partial payments, but we will require the proceeds from the exercise of the warrants or other funding to complete the agreements. In June 2008, RCI made the decision to develop and manufacture the EyeTalk technology as opposed to the initial strategy to license it. The company is currently negotiating three investment deals that will fund development and provide for the establishment of operations in either leased or purchased space.

We have designed and patented a communications and monitoring system which we expect to give users the ability to remotely and interactively monitor and communicate with, and have control of an IP camera in multiple markets.

The EyeTalk is primarily a software platform with a hardware component of an external unit deployed at a chosen location. The system offers two-way communication and it streams video to designated handheld PDA’s or PC’s. The software interface allows the system to offer preprogrammed messages, greeting, commands, etc.  The software maintains information captured by the  EYETALK system.  Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Cellular phone, or other compatible device. The EyeTalk software platform will be able to communicate with many of the smartphone and other devices that are or will be available in the market place..

As a residential application, the EyeTalk system allows seamless communication to a residence allowing the owner to interact remotely with visitors to the home or building via any common personal communication device with the benefit of audio, video and data communication. The system utilizes new technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest.

Management believes that The EYETALK technology may fill a technology gap related to false alarms in the security monitoring industry.  Some police departments are not required to respond to calls from alarm companies unless an emergency has been visually verified. Traditional security monitoring companies rarely offer visual verification and therefore cannot visually ascertain that the signal is not a false alarm.

The EYETALK also records visitors through data, video and audio records.  The system provides a centralized control system using a user-friendly application with a means for storing digital images and provides enhanced security features.

The EYETALK does not require wiring from the exterior of the building to its interior.   The Company believes that the system, when fully implemented, will be relatively inexpensive to install and maintain.

The Company expects The EYETALK to provide three Primary benefits:

Protection – The EYETALK may augment the capabilities of current residential and commercial security monitoring systems through audio, video and data communication which are interactive and which can be used on a remote basis.

Monitoring – The EYETALK may allow the homeowner to better facilitate the task of home management in non-threatening circumstances, such as latch key school children. allowing the owner to maintain better control and understanding of what is going on at one’s home

Convenience – The EYETALK may add convenience to home and business owners, providing remote access, screening of visitors and acceptance and monitoring of packages.

The EYETALK has four distinct physical parts:

o	an internal unit(s) (the ‘Indoor Mobile Monitor’)
o	an external unit(s) (the ‘Welcome System’)
o	a Central Application Server which may be a home personal computer (“PC”)
o	a remote access device, typically a standard cellular telephone (‘Phone GUI Emulator’)

The system is expandable to include multiple peripheral devices.  The main components of the system (the Indoor Mobile Monitor, the Welcome System and the Central Application Server) communicate with each other by way of RF communications using 802.11b or higher wireless LAN.  The Central Application Server will communicate with the remote access device by way of a dial-up modem connection, DSL, cable modem or other Internet-compatible method of communication.

Management believes that the Eyetalk technology significantly differs from existing systems. The Eyetalk allows two way communication via a wireless network camera that communicates with a variety of other remote communication devices such as cell phones, PDAs, smart phones, computers, security and video monitoring devices. Due to its software interface the Eyetalk can be used to greet visitors, provide instructions to delivery personnel, interact between remote staff and patients in medical settings, as well as in security applications.

Further, the Eyetalk allows security owners monitoring personnel to more accurately recognize and address the threat presented as well as verifying a true threat. We believe this will relieve the large number of false alarm security calls and unneeded emergency personnel visits. Unlike many competitors the Eyetalk system is not dependent on the internet although it can use the internet as a platform.

The communication can be initiated by a broad array of technologies, such as doorbells, glass breakage, heat or motion detectors, weapons detectors, biometric signaling or voluntarily.  The Eyetalk is programmed to manage certain of these events with standard greetings, identifications, commands, or directions. The Eyetalk can then notify designated personnel and the system of the triggering event, sending images of the current situation and permitting audible response.

We expect to compete by emphasizing the unique aspects of the Eyetalk in our marketing directly to distributors and end users. We will concentrate on 12 identified distributors in Europe Mexico and the United States. We also intend to compete by direct contact with larger end     users such as hospitals, banks, and government agencies concerned with homeland security.

As with many development stage companies, we are currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. We sustained net losses of $(464,718) and $(210,996), for the years ended December 31, 2007, 2008 respectively. We have accumulated a deficit of 1,361,281, since inception in March, 2004.  Further, we may incur significant losses through 2009 and beyond, as we further develop and commercialize our remote network camera video system.

As of December 31, 2009 we had 19,442,511 shares of our common stock outstanding (excluding any warrants.),

Corporate Information and History

We were founded in 2004 as Revolutionary Concepts, Inc., a North Carolina corporation and its subsidiary, D.V. M. S., LLC for the purpose of developing a network camera video device. We reincorporated in Nevada in February 2005 as Revolutionary Concepts, Inc. (the “Company”) to re-domicile the North Carolina corporation to a Nevada corporation by the same name

Our principal executive offices are located at 2622 Ashby Woods, Matthews, NC 28105.  The Company’s telephone number is 704-622-6327. The President of the Company is Ronald Carter. We maintain a corporate website at www http://Eyetalkcom.com. The contents of our website are not part of this prospectus and should not be relied upon with respect to the prospectus.

To date, our efforts have been largely devoted to developing our network camera video system and defining markets that can use our patented technology. We are in the development stage and have not generated revenue from operations. We hope to release our remote network camera video system into the general marketplace in late 2009. The wireless infrastructure to fully support the Eyetalk technology is still developing.

Item 1A.    RISK FACTORS

WE CANNOT ASSURE THAT WE WILL EVER GENERATE SIGNIFICANT REVENUES, DEVELOP OPERATIONS, OR MAKE A PROFIT. OUR INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have noted that there is substantial doubt that we can continue as a going concern. As reflected in our consolidated financial statements the Company has had cumulative operating losses. We currently have a negative net worth, extremely limited cash and suffered net losses $(221,484) at December 31, 2008 and $(464,718) at December 31, 2007. We had accumulated deficits to our stockholder’s equity of $(1,371,769) and $(1,150,285) for the years ended 2008 and 2007 respectively. Management expects the losses to continue, thereby requiring addition capital, some of which may be generated from this offering. There can be no assurance that our plans will be successful. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OUR OFFICERS HAVE RECEIVED LOANS THAT MAY HAVE TO BE EXPENSED AND WHICH MAY CREATE CERTAIN TAX OBLIGATIONS.

From our date of incorporation , February 2005 through  the date of this filing, the officers of the Company have not taken salaries but have taken advances from the Company, some of which have been repaid. We have booked these loans to shareholders as unpaid capital contributions on the balance sheet. As of December 31, 2007, the Company had loans to shareholders of approximately $107,396 to its officers and directors.  of December 31, 2008, the outstanding loans to the officers and directors were $187,172.  The loans carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”.  If for any reason some of these loans default they will be written off as compensation expense in the income statement and we have already accrued estimated payroll taxes due at $16,399 as of 12/31/08.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY FOR YOU TO EVALUATE AND WE HAVE NOT PROVEN OUR ABILITY TO GENERATE PROFITS.

We are a developmental stage company.  Although we have developed a working prototype and have identified potential markets, we are still in the research and development stage and expect to enter the commercialization phase in late 2009.  We have no meaningful revenues so it will be difficult for you to evaluate an investment in our securities. From our inception to date, we have had no revenues. We may never be able to become profitable. You will be furnishing venture capital to us and will bear the risk of complete loss of your investment if we are unsuccessful.

An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development.  Our revenue and income potential is unproven and our business model is still emerging.  If our business model does not prove to be profitable, investors may lose all of their investment.

WE HAVE HAD NO REVENUES AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had no revenues.  We have not achieved profitability and expect to continue to incur net losses throughout fiscal 2008 and subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

IF WE FAIL TO IMPLEMENT OUR COMMERCIALIZATION STRATEGY, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to implement our commercialization strategy successfully. We have engaged third party consultants to identify potential clients for our technology, although we have no means to determine whether this strategy will be successful. We may not be able to successfully implement our commercialization strategy with or without the involvement of these third parties. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to successfully implement some or all of the initiatives of our business plan, our operating results may not improve to the extent we expect, or at all.

Implementation of our commercialization strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, general economic conditions, increased operating costs or expenses. In addition, to the extent, we have misjudged the nature and extent of industry trends or our competition; we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, financial condition and results of operations and thus our ability to service our indebtedness, including our ability to make principal and interest payments on our indebtedness.

THE COMPANY DEPENDS ON ITS PATENT AND PROPRIETARY RIGHTS TO DEVELOP AND PROTECT TECHNOLOGIES AND PRODUCTS, WHICH RIGHTS MAY NOT OFFER SUFFICIENT PROTECTION FROM INFRINGEMENT BY THIRD PARTIES.

The Company has been issued a patent by the U.S. Patent Office for its patented network camera video technology. Management believes that this is a valid patent. However, there can be no assurances that the patent and the network camera video technology will be enforceable or generate revenues for the Company.

The Company’s inability to protect its intellectual property through sufficient patent protection will adversely affect that Company’s ability to survive and other companies may be able to develop substantially similar technologies in competition with the Company. If those other companies enter the marketplace with their own similar products, the value of the Company’s patent will be substantially diminished.

The Company’s success will depend on its ability to obtain and enforce protection under United States and foreign patent laws and other intellectual property laws for the technology that the Company intends to market and license, to develop and preserve the confidentiality of trade secrets and to operate without infringing the proprietary rights of third parties.

The Company cannot assure you that our technology will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. Consequently, such breach could have a negative effect on our financial performance and results of operations.

LITIGATION TO ENFORCE ITS PATENT AGAINST UNAUTHORIZED USERS WILL BE EXPENSIVE AND TIME CONSUMING, AND THEIR OUTCOME IS UNCERTAIN. ANY DELAY OR OTHER FACTOR WHICH NEGATIVELY AFFECTS THE COMPANY’S ABILITY TO FUND OPERATIONS AND DEVELOP REVENUES.

Litigation to enforce the Company’s patented technology against unauthorized users can be a lengthy, time-consuming and expensive process and there can be no assurance of the results of such litigation. The Company has engaged patent counsel to consider enforcement actions against those using the technology but who do not have a licensing agreement for it. In addition, if we fail to provide adequate proprietary protection, our names, brand name reputation, revenues and potential profitability may be negatively affected.

WE EXPECT TO HAVE OUR PRODUCT MANUFACTURED BY THIRD PARTIES OVER WHICH WE HAVE NO CONTROL AND WE CURRENTLY DO NOT HAVE ANY AGREEMENTS FOR THE MANUFACTURE OF THE PRODUCT. WE ARE SUBJECT TO FLUCTUATIONS IN THE COST AND AVAILABILITY OF RAW MATERIALS AND THE POSSIBLE LOSS OF SUPPLIERS.

While we have had discussions with third party suppliers regarding the manufacture of our product, we currently have no arrangements. We expect to depend on third party manufacturers over which we will have no control. We are dependent upon the pricing by these companies and the availability and pricing of raw materials to produce our products. The availability of suppliers and the price and availability of the raw materials will be affected by numerous factors beyond our control. We do not have the resources, facilities or experience to manufacture our EYETALK product or any of its component parts. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, a product similar to ours.

WE MAY HAVE INSUFFICIENT LIQUIDITY TO CONTINUE.

The Company will not receive any proceeds from the sale of common stock from our recent S-1 offering, ;however, the Company will receive the exercise price for each warrant exercised. If none of the warrants are exercised we will need additional sources of capital or we may not be able to continue operations. We are devoting substantially all of our present efforts to establishing a new business and will need additional capital to continue implementing our business plan. We have generated no revenue. If we cannot raise additional capital from the exercise of our warrants, we will have to seek other sources of financing or we will be forced to curtail or terminate our business plans. There is no assurance that additional sources of financing will be available at all or at a reasonable cost.

We have estimated the costs of completion of the commercialization at $2,500,000, which represents the development of the medical application. The residential application costs has not been determined.  We believe that the at least part of the medical development will be able to be applied to the residential application . Since there is no assurance that any of the warrants will be exercised the Company has initiated discussions regarding loans through commercial banks and a loan from other funding sources. We expect to continue these discussions in the hopes of arranging financing to provide sufficient liquidity.  We have no assurance that any of these discussions will prove successful

OUR SALES, MARKETING AND DISTRIBUTION CAPABILITIES HAVE NOT BEEN FULLY IMPLEMENTED. IF WE FAIL TO EFFECTIVELY SELL, MARKET AND DISTRIBUTE OUR EYETALK PRODUCT, OUR BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER.

We do not currently have a sales staff, marketing plan or other distribution facilities. We have engaged third parties to assist us in identifying potential users of the EYETALK technology. If we are unable to create sales, marketing and distribution capabilities or enter into licensing and similar agreements with third parties to perform these functions, we will not be able to successfully commercialize our EYETALK product, In order to successfully commercialize any of our product candidates, we must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

WE MAY HAVE EXPOSURE TO LEGAL CLAIM THAT COULD CAUSE SIGNIFICANT LOSSES.

Our EYETALK product will likely be relied upon to provide methods of security from personal harm or property loss. To the extent that the EYETALK product malfunctions or experiences down times, losses could occur which would give rise to legal claims against us. There is no accurate method to predict the extent of exposure to these potential claims. We may therefore be susceptible to lawsuits that could cause us to incur substantial liabilities and/or limit commercialization of our EYETALK product. Product liability insurance for the pharmaceutical and biotechnology industries is generally expensive, if available at all. We do not currently have any product liability insurance. If we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to commercialize our product candidates. A successful product liability claim brought against us in excess of our insurance coverage, if any, may cause us to incur substantial liabilities and, as a result, our business may fail.

COMPETITION IN THE ELECTRONIC SECURITY WORLD IS FIERCE AND WE MAY NOT BE ABLE TO COMPETE AND SURVIVE.

The electronic security industry is very competitive. It is constantly changing and we expect competition to intensify in the future. Increased competition will result in reduced profit margins on products.  We believe that our ability to compete successfully depends on a number of factors, including establishing brand awareness and market presence on a rapid basis; the quality of our marketing services; ease of use; and industry and general economic trends.  The failure of any number of these factors could cause us additional losses.

OUR PRINCIPAL STOCKHOLDERS CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS AFFAIRS.

Currently, our principal stockholders own 66.130% of our common stock. As a result, they will have control over all matters requiring approval by our stockholders without the approval of minority stockholders.  In addition, they will be able to elect all of the members of our Board of Directors, which will allow them to control our affairs and management.  They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders.  As a result, they will have significant influence and control over all matters requiring approval by our stockholders.  Accordingly, you will be limited in your ability to affect change in how we conduct our business.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We expect to incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. While we have no experience as a public company, we estimate that these additional costs will total approximately $50,000 per year. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE HAVE NOT YET ESTABLISED AN INDEPENDENT AUDIT COMMITTEE OR COMPENSATION COMMITTEE.

 The company has not yet appointed an audit committee or compensation committee as required by Sarbanes-Oxley.  The company is working to appoint these committee members by the end of the current year.

RISKS RELATING TO OUR SECURITIES

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK AND YOU MAY NEVER RECEIVE DIVIDENDS.   THERE IS A RISK THAT AN INVESTOR IN OUR COMPANY WILL NEVER SEE A RETURN ON INVESTMENT AND THE STOCK MAY BECOME WORTHLESS.

We have never paid dividends on our common stock. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be at the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which may be executed by us in the future. Therefore, there can be no assurance that cash dividends of any kind will ever be paid. If you are counting on a return on your investment in the common stock, the shares are a risky investment.

THERE IS CURRENTLY NO MARKET FOR OUR COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.

There is currently no trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained.  Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock.  Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value.  The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.  Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule.

AN ARBITRARY DETERMINATION OF THE OFFERING PRICE INCREASES THE RISK THAT PURCHASERS OF THE SHARES IN THE OFFERING WILL PAY MORE THAN THE VALUE THE PUBLIC MARKET ULTIMATELY ASSIGNS TO OUR COMMON STOCK AND MORE THAN AN INDEPENDENT APPRAISAL VALUE OF US.

The current offering price for the shares of $1.25 was arbitrarily determined by our management.  The offering price bears no relation to our assets, revenues, book value or other traditional criteria of value.  Investors may be unable to resell their shares at or near the offering price, if they are able to resell the shares at all. Selling security holders are offering shares at a selling price of $1.25 per share until a market for the shares is established and thereafter at prevailing market prices. If the selling security holders sell to more than 25 persons, the Company will undertake efforts to have markets established for the trading of the securities. If such a market begins before all securities offered hereby are sold, then the remaining securities will be sold at market prices.

IT WILL LIKELY BE HARDER FOR THE COMPANY TO RAISE ADDITIONAL MONEY WHILE THE WARRANTS ARE OUTSTANDING.

In our March, 2005 private offering, we sold 1,000,000 redeemable Class A Common Stock purchase warrants and 1,000,000 redeemable Class B Common Stock purchase warrants (the “public warrants.”) The Class A warrants are exercisable for one share of common stock at an exercise price of $0.65 and the Class B warrants are exercisable for one share of common stock at an exercise price of $0.90. Proceeds from the exercise of warrants will be booked as paid in capital and be added to working capital. All of the warrants will remain outstanding for a period of eighteen months from the effective date of registration, unless redeemed. During the term that the public warrants are outstanding, the holders of the public warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these public warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources.

THERE IS A POTENTIAL MARKET OVERHANG THAT COULD DEPRESS THE VALUE OF OUR COMMON STOCK AND FUTURE SALES OF OUR COMMON STOCK COULD PUT A DOWNWARD PRESSURE ON THE PRICE OF YOUR SHARES AND ADVERSELY AFFECT THE PRICE OF YOUR SHARES.

Because our principal stockholders own approximately 66.122% of our common stock regardless of the number of warrants exercised they may dispose of a substantial percentage of their stock subject to Rule 144 trading volume limitations. If substantial amounts of any of these shares are sold there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value. In addition, this selling activity could:

▪	Decrease the level of public interest in our common stock;
▪	Inhibit buying activity that might otherwise help support the market price of our common stock; and
▪	Prevent possible upward price movements in our common stock.

An arbitrary determination of the offering price increases the risk that purchasers of the shares in the offering will pay more than the value the public market ultimately assigns to our common stock and more than an independent appraisal value of us.

BECAUSE OUR SHARES ARE DEEMED HIGH RISK “PENNY STOCKS,” YOU MAY HAVE DIFFICULTY SELLING THEM IN THE SECONDARY TRADING MARKET.

The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also constitutes a "penny stock." As our common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. These regulations also impose various sales practice requirements on broker-dealers. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market is limited. As a result, the market liquidity for our common stock is severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

IF A MARKET DEVELOPS FOR OUR SECURITIES THE COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

If a market should develop for our securities, of which we have no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from our operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the market price of our common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of our common stock. We cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

The Company does not currently have a fixed office space.  Our president has allowed the company to utilize his home office for Company business, until we begin generating revenues.  The address is 2622 Ashby Woods, Matthews, NC 28105.

Item 3.    LEGAL PROCEEDINGS

In early 2007 we commenced a civil action in the Superior Courts of Mecklenburg County, North Carolina against our prior patent attorneys alleging professional malpractice and other theories. Under North Carolina law we are not permitted to demand an amount other than “in excess of $10,000.”  We are not party to any other pending or threatened legal proceedings. In the matter of our lawsuit against our prior patent attorneys, we have attended a mediation settlement conference in our on-going action for damages. The presiding judge request that both sides prepare affidavits of certain cost and indicated a preference of resolution or the case will go to trial. While we and our current legal counsel believe our claims are meritorious, any recovery is subject to uncertainties associated with any litigation and we offer no assurances that we can ultimately receive any recovery.  In addition, our officers, directors or beneficial owners are not involved in any legal proceedings.

PART II

Item 5.    Market FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no trading market for our shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained.  Any market price for shares of our Common Stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our Common Stock.  Further, there is no correlation between the present limited market price of our Common Stock and our revenues, book value, assets or other established criteria of value.  The present limited quotations of our Common Stock should not be considered indicative of the actual value of the Company or our Common Stock

Future sales of our common stock could put downward selling pressure on our shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on our shares, and adversely affect the market price of our common stock.  Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule.

The current offering price for the shares of $1.25 was arbitrarily determined by our management.  The offering price bears no relation to our assets, revenues, book value or other traditional criteria of value.  Investors may be unable to resell their shares at or near the offering price, if they are able to resell the shares at all. Selling security holders are offering shares at a selling price of $1.25 per share until a market for the shares is established and thereafter at prevailing market prices. If the selling security holders sell to more than 25 persons, the Company will undertake efforts to have markets established for the trading of the securities. If such a market begins before all securities offered hereby are sold, then the remaining securities will be sold at market prices.

Item 6.    SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2008 or 2007.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

Stock-based compensation

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25.  “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.  SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.  For the period from inception (March 12, 2004) to December 31, 2008, no stock options were committed to be issued to employees.

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

Amortization

 Deferred charges are amortized using the straight-line method over five and six years.

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation..  These loans are unsecured, bear a 5% interest and have five year repayment term, The total balance of loans to officers and directors was $187,172 and $107,396 in 2008 and 2007, respectively.

The Company expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and adding accumulated interest, balances were due as of year end 2008 and 2007 as follows:

	12/31/08	12/31/07
Ron Carter	$116,499	$49,756
Garry Stevenson	30,269	28,884
Bethiel Tesfasillasie	40,404	28,756
	$187,172	$107,396

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

Overview – Business Conditions

We are a development stage company with no history of revenue. The company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc and DVMS, LLC. The company intends to develop and market camera technologies that enable remote monitoring.

Our efforts to date have been devoted to establishing a video remote monitoring system that permits interactive two-way communications called the EyeTalk Communicator (“EYETALK”). The company has engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to design the hardware for the EyeTalk system. We expect the software and other sensing technology will be developed by Fusion Next, a North Carolina company. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates.

We have funded our development through two private offerings in 2005 and 2007. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. We have engaged third parties to assist in the commercialization of the EyeTalk technology and have made partial payments, but we will require the proceeds from the exercise of the warrants or other funding to complete the agreements. In June 2008, RCI made the decision to develop and manufacture the EyeTalk technology as opposed to the initial strategy to license it. The company is currently negotiating three private investment deals that would fund development and provide for the establishment of operations in either leased or purchased space.

We have also attended a mediation settlement conference in our ongoing action for damages against our prior patent attorneys.  The presiding judge has asked both sides to prepare affidavits of certain costs and has indicated that he expects the case to resolve or go to trial by the end of the year. While we believe our claims are meritorious any recovery is subject to the uncertainties associated with any litigation and we can offer no assurance that we can ultimately receive any recovery

Introduction to the Eyetalk Communicator

We have designed and patented a communications and monitoring system which we expect to give users the ability to remotely and interactively monitor and communicate with, and have control of an IP camera in multiple markets.

The EyeTalk is primarily a software platform with a hardware component of an external unit deployed at a chosen location. The system offers two-way communication and it streams video to designated handheld PDA’s or PC’s. The software interface allows the system to offer preprogrammed messages, greeting, commands, etc.  The software maintains information captured by the  EYETALK system.  Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Cellular phone, or other compatible device. The EyeTalk software platform will be able to communicate with many of the smartphone and other devices that are or will be available in the market place..

As a residential application, the EyeTalk system allows seamless communication to a residence allowing the owner to interact remotely with visitors to the home or building via any common personal communication device with the benefit of audio, video and data communication. The system utilizes new technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest.

According to USBX, “iSuppli, a respected technology market research firm, announced this quarter that they project IP video surveillance camera revenue to grow to more than $9.0 billion by 2011, a compound annual grown rate of 13.2%”Price declines from competitive systems have improved the viability of enhanced security systems while boosting the affordability and demand for basic security systems among families in the middle to lower-middle income strata of society

Management believes that The EYETALK technology may fill technology gap related to false alarms in the security monitoring industry.  Some police departments are not required to respond to calls from alarm companies unless an emergency has been visually verified. Traditional security monitoring companies rarely offer visual verification and therefore cannot visually ascertain that the signal is not a false alarm.

The EYETALK also records visitors through data, video and audio records.  The system provides a centralized control system using a user-friendly application with a means for storing digital images and provides enhanced security features.

The EYETALK does not require wiring from the exterior of the building to its interior.   The Company believes that the system, when fully implemented, will be relatively inexpensive to install and maintain.

The Company expects The EYETALK to provide three Primary benefits:

Protection – The EYETALK may augment the capabilities of current residential and commercial security monitoring systems through audio, video and data communication which are interactive and which can be used on a remote basis.

Monitoring – The EYETALK may allow the homeowner to better facilitate the task of home management in non-threatening circumstances, such as latch key school children. allowing the owner to maintain better control and understanding of what is going on at one’s home

Convenience – The EYETALK may add convenience to home and business owners, providing remote access, screening of visitors and acceptance and monitoring of packages.

The EYETALK has four distinct physical parts:

o	an internal unit(s) (the ‘Indoor Mobile Monitor’)
o	an external unit(s) (the ‘Welcome System’)
o	a Central Application Server which may be a home personal computer (“PC”)
o	a remote access device, typically a standard cellular telephone (‘Phone GUI Emulator’)

The system is expandable to include multiple peripheral devices.  The main components of the system (the Indoor Mobile Monitor, the Welcome System and the Central Application Server) communicate with each other by way of RF communications using 802.11b or higher wireless LAN.  The Central Application Server will communicate with the remote access device by way of a dial-up modem connection, DSL, cable modem or other Internet-compatible method of communication.

INDUSTRY

The United States security services have generally divided the market into the following segments: security officer and investigation services, armored car services, monitoring services, and consulting. Security officer and investigation services are the oldest and largest segment of the security industry.

According to the USBX 2006 Year End Security Update the network camera video segment of the security industry is valued at $7 Billion annually and has experienced a 20% annual growth rate. While noting that the public market support for the segment has remained strong and actually led all security industry segments in 2007, hardware and software costs have shrunk which has pressured margins in the industry.  According to USBX, “iSuppli, a respected technology market research firm, announced this quarter that they project IP video surveillance camera revenue to grow to more than $9.0 billion by 2011, a compound annual grown rate of 13.2%”

The report notes that each vertical market has differing applications but banking, gaming and inventory control are the premier growth applications. An estimated $45 billion annually is lost in inventory shrinkage and bank fraud and network camera video is often at the forefront of industry efforts.

USBX also published a separate “white paper” in 2006 entitled “The Security Killer App: Intelligent Video Surveillance.”  The white paper cites John Chambers, CEO of Cisco Systems and notes major contracts including $255 Million from Lockheed Martin for video of New York City subways and $2.5 Billion from Boeing to secure U. S. borders. The paper focuses on quickly developing vertical markets for intelligent video in retail, banking and financial and public safety and transit sectors.

Management believes that the Eyetalk technology significantly differs from existing systems. The Eyetalk allows two way communication via a wireless network camera that communicates with a variety of other remote communication devices such as cell phones, PDAs, smart phones, computers, security and video monitoring devices. Due to its software interface the Eyetalk can be used to greet visitors, provide instructions to delivery personnel, interact between remote staff and patients in medical settings, as well as in security applications.

Further, the Eyetalk allows security owners monitoring personnel to more accurately recognize and address the threat presented as well as verifying a true threat. We believe this will relieve the large number of false alarm security calls and unneeded emergency personnel visits. Unlike many competitors the Eyetalk system is not dependent on the internet although it can use the internet as a platform.

The communication can be initiated by a broad array of technologies, such as doorbells, glass breakage, heat or motion detectors, weapons detectors, biometric signaling or voluntarily.  The Eyetalk is programmed to manage certain of these events with standard greetings, identifications, commands, or directions. The Eyetalk can then notify designated personnel and the system of the triggering event, sending images of the current situation and permitting audible response.

We expect to compete by emphasizing the unique aspects of the Eyetalk in our marketing directly to distributors and end users. We will concentrate on 12 identified distributors in Europe Mexico and the United States. We also intend to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

Future Plans and Potential Markets

We believe we have the capability to enter into a growing security marketplace. We are hopeful that the security industry will continue to experience increased spending on detection devices such as the Eyetalk for the residential, commercial, institutional, medical and homeland security markets.

We also believe the Eyetalk has advantages over existing and competing technologies. Many of these applications may not relate to the security field at all, but may nonetheless be commercially useful. The additional commercial benefits of the EYETALK include:

o	monitors appointments
o	monitors deliveries
o	records employee arrivals and departures
o	provides remote access
o	provides a database of activity to and from the facility

We also expect to identify additional companies that may be interested in licensing arrangements for sales to consumers. We believe the Eyetalk provides consumers with the functions and features that are superior to those currently available and offered by competitors. These include:

o	allows the occupant to view, record or respond to visitors or guests without opening the door or even being in the home
o	detects a visitor, providing a measure of convenience to guests who no longer need to search for and activate a doorbell button
o	allows remote access to visitors by the owner/occupant of the building
o	allows deliveries to be made and monitored while the owner of the home is away from the premises
o	detects intruders, allowing for an immediate response from the property owner
o	serves as a deterrent to criminals whose entry can be chronicled by the system and who cannot determine if persons are at home or not because of the nature of the remote interaction system.
o	functions as a recordkeeping database of all visitors to the home, welcomed or un-welcomed, with date, time and photographic records.
o	alerts the owner of a power outage at the facility.

We plan to use the following business development strategies:

1)
Move forward in our discussions with Virsalent to identify and then contact  companies in their database that meet the predetermined parameters that we believe demonstrate a potential for licensure of the EYETALK.

2)	Use internal contacts in the local medical community to negotiate placement in hospital patient rooms, senior living rooms, recovery rooms and other medical applications.
3)	Arrange a schedule of appearances at security industry trade shows and presentations to trade groups.
4)	Continue development of phase one of our contract with Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication

Sales Strategy

We are working with Virsalent to help us identify companies that may have immediate uses for our technology. While we have not yet done so, we expect to enter into an engagement agreement with Virsalent in the near future. Virsalent, is a California corporation that has expertise in marketing and sales   Our discussions with Virsalent revolve around the development and execution of the sales and marketing plan for the Eyetalk system to the public.  The plan is to develop a sales strategy that explores every possibility for generating revenue such as:

—	Direct Selling
—	Consumers, Internet, other direct marketing methods
—	Multi-Tiered Distribution
—	Existing security companies
—	Determined by Market Size

—	Determined by Geography
—	Identification of Vertical Markets Rapid revenue growth in the shortest possible timeframe
—	Sales leverage through different, but proven, sales and marketing techniques.
—	Geographically, the initial focus will be on the North American and European marketplaces.
—	The next two major markets will be Latin America and Asia, including Australia.

To date our efforts to start the commercialization phase have been delayed, due to our efforts to improve upon the application of our hardware and software and for further development of wireless broadband technology to manage our system more efficiently.

Patent and Intellectual Property

On March 20, 2007, the United States Patent and Trademark Office issued to the Company a patent, number 7,193,644 B2. The patent abstract states:

“The invention is audio-video communication and answering system that synergistically improves communication between an exterior and an interior of a business or residence and a remote location, enables messages to be stored and accessed from both locally and remotely, and enables viewing, listening, and recording from a remote location. The system's properties make it particularly suitable as a sophisticated door answering-messaging system. The system has a DVMS module on the exterior. The DVMS module has a proximity sensor, a video camera, a microphone, a speaker, an RF transmitter, and an RF receiver. The system also has a computerized controller with a graphic user interface DVMS database application. The computerized controller is in communication with a public switching telephone network, and an RF switching device. The RF switching device enables communication between the DVMS module and the computerized controller. The RF switching device can be in communication with the other RF devices, such as a cell phone, PDA, or computer.”

A complete copy of the patent is on file at the Company’s offices and can be inspected.

In March, 2007 we commenced a lawsuit in the Superior Courts of Mecklenburg County, North Carolina against our prior patent attorneys. Our lawsuit alleges that we retained these attorneys and requested that they file a Non-publication Request (“the Request”) pursuant to 35 U.S.C. § 122, in order to ensure that the Application would not be published by the United States Patent & Trademark Office (“USPTO”) until issued as a patent. The lawsuit further alleges that the attorneys failed to file the Request.

The purpose of the Request was for international patent rights under procedures established by the Patent Cooperation Treaty and U.S. law implementing that treaty. By virtue of the publication of the Application in the United States without the filing of a corresponding PCT or other foreign application relating back to a date before the date of publication, one or more requirements of patentability in certain advantageous foreign jurisdictions, including the European Union, Japan, and others, to wit the absolute public novelty of the invention, can no longer be fulfilled by the Company.

We believe our claims have merit in the lawsuit. We are unable to determine what rights we may still have, if any, to patent or intellectual property protection in other jurisdictions.

COMPETITION

We expect to compete with much larger and better financed companies in the remote monitoring industry, all of which have superior name recognition, such as ADT, ATT, Pinkerton’s and others.

Remote monitoring is available through a variety of media and processes, including systems integrators, closed circuit television systems, intrusion detection systems, and others. These systems typically incorporate ultrasonic, infrared, vibration, microwave and other sensors to detect door and window openings, glass breakage, vibration, motion, temperature, and noise and transmit through alarms and other peripheral equipment.

For example, the ATT remote monitor integrates with Cingular and Yahoo through cell phones and wireless internet. The user can remotely select the device and determine whether notification will be triggered by door sensors, motion sensors, temperature sensors or a combination. The user can remotely control cameras with pan, tilt and zoom features. The user can download and record or view live camera. The EyeTalk system provides similar capablilities; however with two-way communication and a programmable software interface.

Industry analysts report that both Cysco and IBM are developing new hardware and software applications for remote monitoring that, if successful, could have profound implications for the industry.

REGULATION

We are subject to the same federal, state and local laws as other companies conducting business in the software field. Our products are subject to copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to our current or future products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or to establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

Results of Operations

Comparison of Twelve months Periods Ended December 31, 2007 and December 31, 2008

Assets.  Assets decreased by $12,292 to $48,020 as of December 31, 2008, or approximately 20%, from $60,312 as of December 31, 2007. This decrease was primarily due to the additional accumulated depreciation and amortization costs slightly offset by an increase in patent costs associated with our Eyetyalk Communicator.  This increase in patent costs are the result of further work to protect and expand our patent.  In November, 2007 we applied for additional patent protection for a metal detection component, a medical component that interfaces with nurse monitoring systems, a car seat technology that permits gaming downloads together with the two way communication features of EYETALK and an exterior pop-up device that pops upon triggering events. The patents are currently pending.

Liabilities. Total liabilities decreased by $26,438 to $57,205 as of December 31, 2008, or approximately 31.6%, from $83,643 as of December 31, 2007. The decrease was due to payments made on accounts payable, offset by an increase in accrued payroll expenses, related to a contingent liability that we have booked on unpaid capital contributions.

Stockholders' Equity. Stockholders' equity increased by $14,146 to $(9,185) as of December 31, 2008 or approximately 60.6% from $(23,331) as of December 31, 2007. The increase was due primarily to an increase in additional paid in capital from the notes payable of  $307,500 that were converted to stock and offset by the additional unpaid capital contributions $79,776.

Liquidity and Capital Resources

General.  Our primary sources of cash have been sales of common stock through private placements, notes converted to stock and loans from affiliates. We are a developmental stage company and we will rely upon more established third party vendors for many aspects of the manufacture, sale and distribution of our product, if it becomes commercially available in this regard.  We previously contracted with Absolutely New, Inc. a California company to identify potential licenses from their database. Under the agreement, Absolutely New identified approximately twenty companies that it believes have a particular use for the EYETALK. We did not renew the agreement with Absolutely New. We will nonetheless pay Absolutely New twenty percent of any proceeds received as a result of the sale, license, assignment or transfer of the EYETALK to one of the identified companies for 24 months the termination of the agreement. The termination of the agreement was on September 28th, 2008.  The company has engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to design the hardware for the EyeTalk system. We expect the software and other sensing technology will be developed by Fusion Next, a North Carolina company. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates.  We are working with Virsalent to help us identify companies that may have immediate uses for our technology. While we have not yet done so, we expect to enter into an engagement agreement with Virsalent in the near future. Virsalent, is a California corporation that has expertise in marketing and sales   Our discussions with Virsalent revolve around the development and execution of the sales and marketing plan for the Eyetalk system to the public.

Cash Flows from Operating Activities. Net cash used in operations of $228,699  for the twelve-months period ended December 31, 2008 was attributable to a net loss of $221,484 which was offset by non-cash expense for depreciation and amortization $19,223 and $26,438 was used to reduce accounts payable.

Cash Flows from Investing Activities. Net cash used by investing activities of $26,001 for the twelve-months period ended December 31, 2008 was attributable to additional patent cost capitalized $26,001 for investment in further development and protection of our patent for the Eyetyalk Communicator.

Cash Flows from Financing Activities. Net cash provided by financing activities of $235,630 for the twelve-months period ended December 31, 2008 was attributable to capital contributions primarily from notes that were converted to stock and offset by additional unpaid capital contributions of $79,776.

Recent Accounting Pronouncements

                   In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. Under SFAS No. 157, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also establishes a three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the valuation methodologies in measuring fair value. On February 12, 2008, FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating other long-lived assets for impairment. On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , (FSP 157-3), which clarifies application of SFAS No. 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The Company does not expect that the adoption of SFAS No. 157 or FSP 157-3 to have a material affect to its financial statements.

                   In June 2008, FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"), was issued. FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128," and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the FSP. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its calculation of earnings per share.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

                   This Annual Report on Form 10-K and certain information incorporated herein by reference contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements.

                   Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions also identify forward-looking statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These forward-looking statements are based on management's expectations as of the date hereof, that necessarily contain certain assumptions and are subject to certain risks and uncertainties. The Company does not undertake any responsibility to update these statements in the future. The Company's actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Business Risks described in Item 1 of this Report on Form 10-K and elsewhere in the Company's filings with the Securities and Exchange Commission.

Item 8.    Financial Statements and Supplementary Data

The information required as to this Item is incorporated by reference from the consolidated financial statements and supplementary data listed in Item 15 of Part IV of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, Revolutionary Concepts, Inc.  management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Revolutionary Concepts required to be included in Revolutionary Concepts’ periodic filings under the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its report entitled Internal Control—Integrated Framework. Based on the assessment, management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal control.    There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

Directors and Executive Officers.
Name	Age	Title

Ronald Carter	54	Founder, President, CEO, Director

Garry Stevenson	58	Vice President, Director

Bethiel Tesfasillasie	35	Vice President of Corporate Relations

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have two directors.  Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Ron Carter – Founder, President, CEO and Director

Mr. Carter is the inventor of the EYETALK.  He is a North Carolina native, married with three children.  As a career government employee, Mr. Carter has been responsible for housing code, planning and development in several metropolitan areas in North Carolina.  Mr. Carter formerly worked from the City of Charlotte as the Chief Housing Development Specialist from 1995 until 2004.  Prior to this position, Mr. Carter was served as the Housing Rehabilitation Supervisor in Winston-Salem, NC.

Mr. Carter is a graduate of North Carolina A&T State University in Greensboro, where he earned a BA degree in Political Science.  He is the 1988 recipient of the President’s Award presented by the North Carolina Section 8 Housing Association.  He also founded the Professional Housing Rehabilitation Association of North Carolina Housing and served as Chairman of Education and Training for the NC Community Development Association.

Garry Stevenson – Vice President, Director

Mr. Stevenson is a successful and proven entrepreneur.  He has been  the owner and CEO of Body Image, LLC, a fitness center for women and Point of Love and Grace Inc. of Shelby, NC, a group home for boys, since 2000.  Mr. Stevenson has over thirty years of corporate experience; he served as Senior Vice President of World Connect Communications from 1997 until 2003. He worked for twenty-five years in corporate management as Division Manager at United Parcel Service where he retired in 1997.

Mr. Stevenson received a Juris Doctor Degree from North Carolina Central University School of Law in 1976.He is married and the father of three children.

Bethiel Tesfasillasie – Vice President of Corporate Relations

Ms. Tesfasillasie is an established professional.  Ms. Tesfasillasie became the youngest vice president at World Connect Communications from 1999 until 2001. She also had a successful career as a Quality Inspector Technician for IBM from 1994 to 1998.  From 2001 and 2003 she was in the sales and accounting department of a local car dealer. Ms. Tesfasillasie became a licensed real estate agent in 2003 and continues her real estate from time to time.

Ms. Tesfasillasie was born in East Africa and moved to the United States with her family when she was eleven years old.  She was raised in Charlotte, NC and attended the Charlotte-Mecklenburg public schools.  Ms. Tesfasillasie graduated from West Charlotte High School and received her Bachelors Degree in Chemistry from University of North Carolina at Charlotte.

Ms. Tesfaillasie is a Board Member of the Charlotte Black Chamber of Commerce and speaks four languages. In 2001, Ms. Tesfaillasie filed for protection from creditors under a chapter of the U. S. Bankruptcy Code which was discharged and closed in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the SEC and NASDAQ. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2008 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. Carter filed one Form 4 late.

Item 11.    Executive Compensation

No compensation was awarded to or paid to any executive officer or director of the Company during the years 2004 through 2008 other than $46,937.03 recorded as other income to our CEO Ron Carter.

The following table and the accompanying notes provide summary information for each of the last four fiscal years concerning cash and non-cash compensation paid or accrued.

Summary Compensation Table

						Non-Equity
Name And		Salary		Stock	Option	Incentive Plan	All Other
Principal Position	Year	($)	Bonus ($)	Awards	Awards($)	Compensation	Compensation ($)	Total ($)
Ronald Carter	2004	0	0	0	0	0	$0	0
Chairman of Board	2005	0	0	0	0	0	0	0
And CEO	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	46,937	46,937
Gary Stevenson	2004	0	0	0	0	0	0	0
CFO	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
Bethiel Tesfasillasie	2004	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0

The officers have taken no salary but have taken loans to our officers and directors in lieu of salary or other compensation..  These loans are unsecured, bear a 5% interest and have five year repayment term, The total balance of loans to officers and directors was $187,172 and $107,396 in 2008 and 2007, respectively and have been recorded as “Unpaid Capital Contributions”.

The Company expects these loans to be repaid on a rolling basis throughout the term of the five year loans. After subtracting re-payments made and adding in accumulated interest, the following balances were owed as of year end 2008 and 2007.

	12/31/08	12/31/07
Ron Carter	$116,499	$49,756
Garry Stevenson	30,269	28,884
Bethiel Tesfasillasie	40,404	28,756
	$187,172	$107,396

In the event that the loans are not fully repaid, any shortfall will be expensed as salary to the officers. We do not consider these advances to be management compensation, but we have been advised by tax counsel that there is a possibility that the Internal Revenue Service may disagree with our position, in which case we will be required to book the advances as compensation and will owe applicable taxes on the entire amounts, together with possible penalties and interest.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information as of December 31, 2008 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

Name and Position	Shares	Current Percentage
Ron Carter President/CEO Director	10,366,960	.5332
Garry Stevenson Director	2,054,000	.1056

Bethiel Tesfasillasie	434,800	.0233

Totals	12,865,760	66.122%

Item 13.    Certain Relationships and Related Transactions, and Director

Independence

On January 19, 2005, we entered into a Consulting Services Agreement with Sedgefield Capital Corporation, a North Carolina management consultant firm. Sedgefield agreed to provide a range of advisory services including services related to payments of the preparation of a suitable private placement and a follow on registration statement seeking to register the shares sold in the 2005 private placement. Among other things, Sedgefield agreed to assist the company in selecting securities counsel, auditors, transfer agents, edgarizing service providers, provide assistance in the selection of accounting services. They have also introduced the company to strategic partners for marketing, public relations and distribution.

We have paid Sedgefield $150,000 and 670,00 restricted common shares, to date under the Agreement. Sedgefield owns approximately 3.45% 0f the issued and outstanding shares of the Company. These fees were to cover the costs of legal and audit expenses in connection with the public offering, initial listing in a recognized securities manual such as Standard & Poors or Mergent, registration fees and costs, costs of “Edgarization” and other services required for effectiveness.   Sedgefield also assisted in the  negotiatiations with our transfer agents, and has agreed to assist in preparation of materials and to attend meetings, roadshows and consultations with brokers and other industry professionals. A significant portion of these services will continue at least for some time after we have established a trading market. The Company expects that it will negotiate a new agreement with Sedgefield at the conclusion of the current agreement but there have been no discussions thus far. We are therefore unable to determine whether there will be any further agreement or any fees payable for additional services.

Gene Johnston who is affiliated with Sedgefield, has agreed to assist the company with bookkeeping and to work with our tax accountants and auditor in preparing information requested.  These are areas that were not a part of the agreement with Sedgefield.  Mr. Johnston is not under contract, but has agreed to work on a month to month basis, until the company is in a position to staff the accounting area.

As of December 31, 2007 the Company mutually terminated a marketing and public relations agreement with Red Moon Marketing, Inc. and NexCom, both of Charlotte, North Carolina. These agreements involved marketing to a specific Fortune 1000 company, but discussions with that company ended in 2007. The company paid $83,580.10 to NexCom (Chad T. Jenkins) along with 56,000 shares of restricted common stock and $50,000 to Red Moon and 87,500 sharers of restricted common stock. Red Moon created the website for the company and provided certain maintenance and upgrades during the existence of their agreement. NexCom made introductions to Motorola Corporation to enter into a joint venture or similar manufacturing and marketing agreement. NexCom continued discussions on our behalf and believed them to be successful until Motorola decided to completely exit the security monitoring space to focus on core needs. Shortly thereafter we terminated the agreement with NexCom

Unpaid Capital Contributions

As of December 31, 2008, the Company had Loans to Shareholders of approximately $187,172 to its officers and directors.  As of December 31, 2007, the outstanding loans were $107,396.  The advances carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in our income statement.

Stock Option Agreements

The Company has not entered into stock option agreements with the any individuals or companies. The management does anticipate that to secure the services of certain prospective employee that a stock option plan will need to be effective in the very near future. The company anticipates that such a plan would allow for options at competitive market rates.

Item 14.    Principal Accounting Fees and Services

The company incurred $19,880 fees for accounting and related services.

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents included as part of this report:

1. The consolidated financial statements for the Registrant are included in this report.

2. Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2007.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. See the Index to Exhibits on page 45 of this Form 10-K.

(b)	Exhibits required by Item 601 of Regulation S-K.

See item (a) 3 above.

FINANCIAL INFORMATION

INDEPENDENT AUDITORS REPORT

GREG LAMB, CPA
6409 Viking Trail
Arlington, TX 76001

The Board of Directors and Shareholders of Revolutionary Concepts, Inc.

We have audited the accompanying balance sheet of Revolutionary Concepts, Inc. as of December 31, 2008 and December 31, 2007 and the related statements of loss, shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accountability Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December  31, 2007 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Greg Lamb, CPA

March 31, 2009

Revolutionary Concepts, Inc.
(A Development Stage Company)

Balance Sheet
as of December 31, 2008 and December 31, 2007

	12/31/08	12/31/07
ASSETS
Current Assets
Cash and Cash Equivalents	$0	$19,070
Total Current Assets	0	19,070
Fixed Assets
Accumulated Depreciation	(8,237)	(6,049)
Computer	11,331	11,331
Total Fixed Assets	3,094	5,282
Other Assets
Accumulated Amortization	(47,950)	(30,915)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Patent Costs	88,306	62,305
Total Other Assets	44,926	35,960
TOTAL ASSETS	$48,020	$60,312
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$40,806	$83,643
Accrued Payroll expenses	16,399	-
Total Current Liabilities	57,205	83,643
Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 19,442,511 shares issued and outstanding, 65,000,000 authorized	19,443	18,812
Paid in Capital	1,530,313	1,215,538
Unpaid Capital contributions	(187,172)	(107,396)
Deficit accumulated during the development stage	(1,371,769)	(1,150,285)
	(9,185)	(23,331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,020	$60,312

See notes to financial statements

Revolutionary Concepts, Inc.
(A Development Stage Company)

STATEMENT OF INCOME (LOSS)
For the years ending December 31, 2008 and 2007
and the period from March 12, 2004 (Inception) to December 31, 2008

			March 12, 2004
			(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

OPERATING EXPENSES
Automobile Expense	2,000	13,822	15,822
Bank Charges	823	1,130	4,584
Depreciation and Amortization Expense	19,223	21,703	56,187
Interest Expense	7,924	266	12,431
License and Permits	-	-	2,253
Office Expense	17	10,308	10,325
Office Supplies	1,039	6,635	12,065
Payroll taxes	6,981	9,418	16,399
Printing and Reproduction	3,802	2,052	10,190
Professional Fees	150,411	386,306	835,349
Product Research and Development	-	1,950	280,206
Taxes	724	-	1,241
Telephone Expense	1,980	3,778	15,157
Travel Expense	17,649	6,686	66,435
Website Development	7,500	2,700	10,200
Other Expenses	8,392	4,160	43,122
Total Operating Expenses	$228,465	$470,914	$1,391,966

OTHER INCOME
Interest	6,981	6,196	20,197

NET (LOSS)	$(221,484)	(464,718)	$(1,371,769)

Weighted number of shares outstanding	17,990,042	17,626,925	17,863,880

(Loss) per weighted number of shares outstanding	(0.01)	(0.03)	(0.08)

See notes to financial statements

Revolutionary Concepts, Inc.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S ACUMULATED DEFICIT
For the years ending December 31, 2008 and 2007
for the years ended December 31, 2004, 2005, 2006, 2007 and 2008

				Restated
			Restated	Unpaid	Restated
	Number of	Par	Paid in	Capital	Accumulated	Restated
	Shares	Value	Capital	Contribution	(Deficit)	Total
BALANCE MARCH 12, 2004	10,000	1	32,499	-	(3,991)	28,509
(Date of Inception)
Contributed Capital			99,500			99,500

Unpaid capital contributions				(21,695)		(21,695)

Net (Loss)					(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Shares issued after re-domicile	15,990,000	15,999				15,999

Shares for Professional services Issued February 2005 at $.10 per share	1,000,000	1,000	99,000			100,000

Private Placement Memorandum I Issued from March 2005 to 12/31/05 at $.50 per share	850,000	850	455,151			456,001

Unpaid capital contributions				(130,532)		(130,532)

Net (Loss)					(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private Placement Memorandum I Issued from 12/31/05 to March 2006 at $.50 per share	150,000	150	61,994			62,144

Shares repurchased with cash	(144,000)	(144)	(9,500)			(9,644)

Capital contributions repaid				26,496		26,496

Net (Loss)					(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private Placement Memorandum II Issued from May 2007 to October 2007 at $.50 per share	642,200	642	320,458			321,100

Shares for Professional services	313,500	314	156,436			156,750

Capital contributions repaid				18,335		18,335

Net (Loss)					(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt	630,811	631				631

Paid in capital			314,775			314,775

Unpaid capital contributions				(79,776)		(79,776)

Net (Loss)					(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

See notes to financial statements

Revolutionary Concepts, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the years ending December 31, 2008 and 2007
and the period from March 12, 2004 (Inception) to December 31, 2008

			March 12, 2004
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(221,484)	(464,718)	$(1,371,769)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,223	21,703	56,187
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	156,750	256,750
Increase in (decrease) accounts payable and accrued expenses	(26,438)	(8,347)	57,205
NET CASH USED BY OPERATING ACTIVITIES	(228,699)	(294,612)	(1,006,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,987)	(11,331)
Investment in patent costs	(26,001)	(22,766)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	(26,001)	(25,753)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements		642	1,642
Issuance of common stock shares for retirement of notes payable	631	-	631
Issuance of notes payable	307,500	-	307,500
Retirement of notes payable	(307,500)	-	(307,500)
Paid in capital from private placements	-	320,458	837,603
Capital contributions	314,775	-	462,774
Common stock shares repurchased with cash	-	-	(9,644)
Unpaid capital contributions	(79,776)	18,335	(187,172)
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,630	339,435	1,105,834

NET INCREASE(DECREASE) IN CASH	(19,070)	19,070	0

CASH BALANCE BEGINNING OF PERIOD	19,070	0	0

CASH BALANCE END OF PERIOD	$0	19,070	$0

SUPPLEMENTAL DISCLOSURES
Interest paid	$7,924	266	$6,379

See notes to financial statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2008

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

Revenue recognition – The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectable.  Provisions will be recorded for product returns based on historical experience.  To date, the Company’s revenue is primarily comprised of interest income.

Options and warrants issued – The Company allocates the proceeds received from equity financing and the attached options and warrants issued, based on their relative fair values, at the time of issuance.  The amount allocated to the options and warrants is recorded as additional paid in capital.

Stock-based compensation – The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25.  “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.  SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.  For the period from inception (March 12, 2004) to December 31, 2007, no stock options were committed to be issued to employees.

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.  Although the Company has significant loss carry forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per share – Basic loss per share has been calculated using the weighted average number of common shares issued and outstanding during the year.

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

Depreciation – is computed using the straight-line method over the assets’ expected useful lives.

Amortization – Deferred charges are amortized using the straight-line method over six years.

NOTE 2 – ACCOUNTING PRONOUNCEMENTS

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2008

NOTE 2 - ACCOUNTING PRONOUNCEMENTS (continued)

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company's financial statements or results of operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued for the Company for fiscal year begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2008

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006.  As of December 31, 2007 and 2008 the advances totaled $107,396 and $187,172, respectively.  These advances are described as unpaid capital contributions for financial reporting purposes.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	12/31/08	12/31/07

Professional fees	$9,125	$9,125
Overdrawn bank accounts	1,298	-
Accrued payroll taxes	16,399	9,418
Legal fees	10,100	10,100
Consulting fees	20,283	55,000
	$57,205	$83,643

NOTE 5 – COMITMENTS AND CONTENGINCIES

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

NOTE 6 – CAPITAL FINANCING

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

NOTE 7 – ITELLECTUAL PROPERTY

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2008

NOTE 8 – COMMON STOCK SHARES FOR SERVICES

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

NOTE 9 – CONVERSION OF DEBT TO EQUITY

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties.  On May 5, 2008 the Company issued another note payable $300.000 to another non-related party at 4% interest which begin to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. The Company has issued 630,811 shares of restricted common stocks to the note holders in exchange for the retirement of debt and interest payable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolutionary Concepts, Inc.

By:	/s/ Ron Carter	April 14, 2009
Ron Carter
President and Chief Executive Officer

By:	/s/ Garry Stevenson	April 14, 2009
Garry Stevenson
Chief Financial Officer, Principal Accounting Officer and Director

Exhibit Index

The following is a list of Exhibits on file with the commission:

Exhibit No.	Description of Exhibit
3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Form of Stock Certificate

4.2*	Form of Class A Warrant Certificate

4.3*	Form of Class B Warrant Certificate

4.4*	Warrant Agreement

10.1*	Agreement with Absolutely New

10.2*	Agreement with Dr. Jones

10.3*	Agreement with Tillman Wright

10.4*	Agreement with JDSL

10.7*	Consulting Agreement with Sedgefield Capital

10.8*	Additional Services Agreement with Sedgefield Capital

14.1*	Code of Ethics

23.1	Consent of Greg Lamb, CPA

31.1	Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1	Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2	Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

99.2*	US Patent

•	Previously filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-151177) and incorporated herein by reference.