Form 10-Q
period 2009-03-31
Revolutionary Concepts Inc
filed 2009-05-15
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Ronald Carter, President

    Revolutionary Concepts, Inc.

     2622 Ashby Woods Dr

     Matthews, NC 28105

(704) 622-6327

(Name, address and telephone number of agent for service)

Copies to:

Charles Barkley, Esq.

6201 Fairview Road, Suite 200

Charlotte, NC 28210

(704) 944-4290

(704) 944-4280 (fax)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the

Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,442,511 shares as of March 31, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the three months ended March 31, 2009, prepared by the company, immediately follow.

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Balance Sheet

as of March 31, 2009 and December 31, 2008

(Unaudited)

	03/31/09	12/31/08
ASSETS
Current Assets
	$0	$0
	0	0

Fixed Assets
Accumulated Depreciation	(8,784)	(8,237)
Computer	11,331	11,331
	2,547	3,094
Other Assets
Accumulated Amortization	(52,209)	(47,950)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Patent Costs	94,606	88,306
Total Other Assets	46,967	44,926

TOTAL ASSETS	$49,514	$48,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$42,434	$40,806
Accrued Payroll expenses	16,399	16,399
Total Current Liabilities	58,833	57,205

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 19,442,511 shares
issued and outstanding, 65,000,000 authorized	19,443	19,443
Paid in Capital	1,530,313	1,530,313
Unpaid Capital contributions	(151,860)	(187,172)
Deficit accumulated during the development stage	(1,407,215)	(1,371,769)
	(9,319)	(9,185)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,514	$48,020

See Notes to Financial Statements

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

STATEMENT OF INCOME (LOSS)

For the Three Months Ending March 31, 2009 and 2008

and the Period from March 12, 2004 (Inception) to March 31, 2009

(Unaudited)

			March 12, 2004
			(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

OPERATING EXPENSES
Automobile Expense	0	0	16,271
Bank Charges	491	423	5,075
Depreciation and Amortization Expense	4,806	0	60,993
Interest Expense	9	6	11,433
License and Permits	0	0	2,253
Office Expense	0	0	10,325
Office Supplies	239	59	12,359
Payroll taxes	0	0	16,399
Printing and Reproduction	2,200	294	12,795
Professional Fees	14,466	26,192	603,703
Product Research and Development	4,000	0	527,271
Taxes	599	3	1,840
Telephone Expense	30	375	15,187
Travel Expense	8,696	2,227	77,341
Website Development	0	0	10,200
Other Expenses	1,860	492	45,917
Total Operating Expenses	$37,396	$30,071	$1,429,362

OTHER INCOME
Interest	1,950	1,065	22,147

NET (LOSS)	$(35,446)	(29,006)	$(1,407,215)

Weighted number of shares outstanding	18,059,207	17,626,925	18,059,207

(Loss) per weighted number of shares outstanding	(0.00)	(0.00)	(0.08)

See Notes to Financial Statements

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

and the Period from March 12, 2004 (Inception) to March 31, 2009

(Unaudited)

			March 12, 2004
	Quarter ended	Quarter ended	(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(35,446)	(29,006)	$(1,407,215)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,806	0	60,993
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	0	256,750
Increase in (decrease) accounts payable and accrued expenses	1,628	(500)	58,833
NET CASH USED BY OPERATING ACTIVITIES	(29,012)	(29,506)	(1,035,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	0	(11,331)
Investment in patent costs	(6,300)	(9,501)	(94,606)
NET CASH USED BY INVESTING ACTIVITIES	(6,300)	(9,501)	(105,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements		0	1,642
Issuance of common stock shares for retirement of notes payable	0	-	631
Issuance of notes payable	0	-	307,500
Retirement of notes payable	0	-	(307,500)
Paid in capital from private placements	-	0	837,603
Capital contributions	0	0	462,774
Common stock shares repurchased with cash	-	-	(9,644)
Capital contributions repaid (unpaid)	35,312	21,166	(151,860)
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,312	21,166	1,141,146

NET INCREASE(DECREASE) IN CASH	0	(17,841)	0

CASH BALANCE BEGINNING OF PERIOD	0	19,070	0

CASH BALANCE END OF PERIOD	$0	1,229	$0

SUPPLEMENTAL DISCLOSURES
Interest paid	$9	6	$11,433

See Notes to Financial Statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2009 (Unaudited)

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2009 (Unaudited)

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

Amortization – Deferred charges are amortized using the straight-line method over five and six years.

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2009 (Unaudited)

NOTE 2 – ACCOUNTING PRONOUNCEMENTS(continued)

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

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006.  As of December 31, 2008 and March 31, 2009 the advances totaled $187,172 and $151,860, respectively.  These advances are described as unpaid capital contributions for financial reporting purposes.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:

12/31/08

 3/31/09

Professional fees

$  9,125

$  9,125

Accrued payroll taxes

  16,399

  16,399

Overdrawn bank accounts

   1,298          1,511

Legal fees

  10,100

  10,100

Consulting fees

  20,283

  20,187

 $57,205

 $57,322

$8,750 of the legal fees included in accounts payable are being contested as part of our lawsuit with our original patent attorney.  If we are successful in our claim, these fees will be cancelled.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2009 (Unaudited)

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

NOTE 9 – CONVERSION OF DEBT TO EQUITY

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties.  On May 5, 2008 the Company issued another note payable $300,000 to another non-related party at 4% interest which begin to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. The Company has issued 631,000 shares of restricted common stocks to the note holders in exchange for the retirement of debt and interest payable.

by counsel that such issuance does not violate state or federal securities laws.

NOTE 10 – GOING CONCERN

The losses sustained by the company raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 11 – SUBSEQUENT EVENTS

The Company subsequently issued a Private Placement Memorandum for 250,000 shares at $1.25 dated April 21, 2009.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at March 31, 2009 due to the relatively short-term nature of these instruments.

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation.  These loans are unsecured, bear a 5% interest and have five year repayment term, The total balance of loans to officers and directors was $151,860 and $86,230 on March 31, 2009 and 2008, respectively.

The Company expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and including accumulated interest, balances were due as of March 31, 2009 and 2008 as follows:

03/31/09

03/31/08

Ron Carter

80,383

27,911

Garry Stevenson

30,616

29,230

Bethiel Tesfasillasie

40,861

29,089

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Operating Expenses Although we have not begun generate revenues, our total operating expenses for the three-month period ended March 31, 2009 increased to $37,396 from $30,071 over the prior year period. This increase is primarily attributable to increased depreciation and amortization, travel, and product research and development offset by a reduction in professional fees.

Net Loss. Our net loss for the three-month period ended March 31, 2009 increased to $(35,446) from $(29,006) over the prior year period.  Once again attributable primarily to increased depreciation and amortization, travel, and product research and development offset by decreased professional fees.

Assets. Assets increased by $1,494 to $49,514 as of March 31, 2009, from $48,020 as of December 31, 2008. This increase was primarily due to an increase in Patent costs capitalized for further developments of our Eyetyalk Communicator. This increase was the result of the expansion of our patent. In November, 2007 we applied for additional patent protection for a metal detection component, a medical component that interfaces with nurse monitoring systems, a car seat technology that permits gaming downloads together with the two way communication features of EYETALK and an exterior pop-up device that pops upon triggering events. The patents are currently pending.

Liabilities. Total liabilities increased by $1,628 to $58,833 as of March 31 2009, from $48,020 as of December 31, 2008. The increase was due to an increase in accounts payable to vendors.

Stockholders' Equity. Stockholders' equity decreased by $134 to $(9,319) as of March 31, 2009 from $(9,185) as of December 31, 2008. The decrease was due primarily to continuing losses from operations offset by a decrease in unpaid capital contributions of $35,322.

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

Subsequent to the period ended March 31, 2009, on April 21, 2009, we prepared a 506 Regulation D private offering.  The Company is offering 250,000 Shares of common voting stock at a price of One Dollar Twenty Five Cents ($1.25) per Share (the “Shares.”) The Offering is made only to financially sophisticated persons defined as “Accredited Investors” in Regulation D and up to 35 non-accredited investors. There is a minimum investment of $2,500.  The Offering price per share has been arbitrarily determined by the Company.  The Shares are offered by our officers and directors without commission, markup or other compensation on a “self-underwritten, best efforts” basis for 9 months unless closed earlier or extended by management. We intend to use the proceeds as received and there will be no escrow of funds. There has been no market for the Shares. We will have to continue to seek financing through debt or equity to fully implement our commercialization to generate revenues and continue operations.  There can be no guarantee that such financing will materialize.

Overall, we had a net decrease in cash of $19,070 for the three-month period ended March 31, 2009 over the prior year period, as result of $29,012 net cash used in operating activities and $6,300 cash used by investing activities and $35,312 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $29,012 for the three-month period ended March 31, 2009 is primarily attributable to increased depreciation and amortization, travel, and product research and development.

Cash Flows from Investing Activities. Net cash used by investing activities of $6,300 for the three-month period ended March 31, 2009 attributable to an investment in patents for further developments of our Eyetyalk Communicator.

Cash Flows from Financing Activities. Net cash provided by financing activities of $35,312 for the three-month period ended March 31, 2009 is attributable to the decrease in unpaid capital contributions.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently involved in any litigation that is material to our business. We are not aware of any pending or threatened legal proceedings. In addition, none of our officers, directors, promoters or control persons has filed or been involved for the past five years:

•

in any bankruptcy petition

•

in any conviction of a criminal proceeding or involved in a pending criminal proceeding (excluding traffic violations and minor offenses)

•

is subject to any order, judgment or decree enjoining, barring suspending or otherwise limiting their involvement in any type of business, securities, or banking activities,

•

or has been found to have violated a federal or state securities or commodities law.

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

ITEM 1A. RISK FACTORS

Refer to our “Risk Factors” in our Registration Statement on Form S-1 and our Form 10-K for the period ended December 31, 2008 (SEC File Number 333-151177) on the website at www.sec.gov

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

Subsequent to the period ended March 31, 2009, on April 21, 2009, we prepared a 506 Regulation D private offering.  The Company is offering 250,000 Shares of common voting stock at a price of One Dollar Twenty Five Cents ($1.25) per Share (the “Shares.”) The Offering is made only to financially sophisticated persons defined as “Accredited Investors” in Regulation D and up to 35 non-accredited investors. There is a minimum investment of $2,500.  The Offering price per share has been arbitrarily determined by the Company.  The Shares are offered by our officers and directors without commission, markup or other compensation on a “self-underwritten, best efforts” basis for 9 months unless closed earlier or extended by management. We intend to use the proceeds as received and there will be no escrow of funds. There has been no market for the Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.                Description

-----------                -----------

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

   Sec. 302 Certification of Principal Executive Officer

31.2              Sec. 302 Certification of Principal Financial Officer

32.1              Sec. 906 Certification of Principal Executive Officer

32.2              Sec. 906 Certification of Principal Financial Officer

----------

*    Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 and our Form 10-K for the period ended December 31, 2008, (SEC File Number 333-151177) on the website at www.sec.gov

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

May 14, 2009               Registrant:  Revolutionary Concepts, Inc.

                              By: /s/ Garry Stevenson

                                  ----------------------------------------------

                                  Garry Stevenson, Director, Vice President, and Chief Financial Officer

                                  (Officer and Principal Accounting Officer)