Form 10-Q
period 2009-06-30
Revolutionary Concepts Inc
filed 2009-08-14
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,542,111 shares as of August 13, 2009.

ITEM 1. FINANCIAL STATEMENTS

The unaudited quarterly financial statements for the six months ended June 30, 2009, prepared by the company, immediately follow.

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Balance Sheet

as of June 30, 2009 and December 31, 2008

(Unaudited)

	06/30/09	12/31/08
ASSETS
Current Assets
Cash and Cash Equivalents	$15,931	$0
Total Current Assets	15,931	0

Fixed Assets
Accumulated Depreciation	(9,331)	(8,237)
Computer	11,331	11,331
Total Fixed Assets	2,000	3,094
Other Assets
Accumulated Amortization	(56,468)	(47,950)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Patent Costs	94,606	88,306
Total Other Assets	42,708	44,926

TOTAL ASSETS	$60,639	$48,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$200,454	$40,806
Accrued Payroll expenses	20,182	16,399
Total Current Liabilities	220,636	57,205

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 19,534,111 shares
issued and outstanding, 65,000,000 authorized	19,534	19,443
Paid in Capital	1,644,722	1,530,313
Unpaid Capital contributions	(148,611)	(187,172)
Deficit accumulated during the development stage	(1,675,642)	(1,371,769)
	(159,997)	(9,185)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,639	$48,020

See Notes to Financial Statements

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

STATEMENT OF INCOME (LOSS)

For the Three and Six Months Ending June 30, 2009 and 2008

and the Period from March 12, 2004 (Inception) to June 30, 2009

(Unaudited)

	Three Month	Three Month	Six Month	Six Month	12-Mar-04
	Period Ending	Period Ending	Period Ending	Period Ending	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

OPERATING EXPENSES
Automobile Expense	2,304	2,000	2,304	2,000	18,575
Bank Charges	116	156	607	579	5,191
Compensation	14,954	0	14,954	0	14,954
Depreciation and Amortization Expense	4,806	4,560	9,612	4,560	65,799
Interest Expense	7	1,866	16	1,872	11,440
License and Permits	3,470	0	3,470	0	5,723
Office Expense	1,718	0	1,718	0	12,043
Office Supplies	947	273	1,186	332	13,306
Payroll taxes	1,416	6,596	1,416	6,596	17,815
Printing and Reproduction	1,680	1,618	3,880	1,912	14,475
Professional Fees	188,201	40,079	202,667	66,271	791,904
Product Research and Development	33,686	0	37,686	0	560,957
Taxes	1	0	600	3	1,841
Telephone Expense	762	0	792	375	15,949
Travel Expense	12,361	4,509	21,057	6,736	89,702
Website Development	2,825	7,500	2,825	7,500	13,025
Other Expenses	921	1,906	2,781	2,398	46,838
Total Operating Expenses	270,175	71,063	307,571	101,134	1,699,537

OTHER INCOME
Interest	1,748	1,520	3,698	2,585	23,895

NET (LOSS)	-268,427	-69,543	-303,873	-98,549	-1,675,642

Weighted number of shares outstanding	18,126,262	17,863,880	18,126,262	17,863,880	18,126,262

(Loss) per weighted number of shares outstanding	-0.01	0	-0.02	-0.01	-0.09

See Notes to Financial Statements

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

and the Period from March 12, 2004 (Inception) to June 30, 2009

(Unaudited)

			March 12, 2004
	Six Months ended	Six Months ended	(Inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(303,873)	(98,549)	$(1,675,642)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,612	4,560	65,799
(Increase) in security deposits	0	0	(1,500)
(Increase) in organizational costs	0	0	(3,070)
Common stock shares and paid in capital for services	0	0	256,750
Increase in (decrease) accounts payable and accrued expenses	163,431	1,942	220,636
NET CASH USED BY OPERATING ACTIVITIES	(130,830)	(92,047)	(1,137,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	0	0	(11,331)
Investment in patent costs	(6,300)	(26,001)	(94,606)
NET CASH USED BY INVESTING ACTIVITIES	(6,300)	(9,501)	(105,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	91	0	1,733
Issuance of common stock shares for retirement of notes payable	0	0	631
Issuance of notes payable	0	307,500	307,500
Retirement of notes payable	0	0	(307,500)
Paid in capital from private placements	114,409	0	952,011
Capital contributions	0	0	462,774
Common stock shares repurchased with cash	0	-	(9,644)
Capital contributions repaid (unpaid)	38,561	(75,380)	(148,611)
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,061	232,120	1,258,894

NET INCREASE(DECREASE) IN CASH	15,931	114,072	15,930

CASH BALANCE BEGINNING OF PERIOD	0	19,070	0

CASH BALANCE END OF PERIOD	$15,931	133,142	$15,930

SUPPLEMENTAL DISCLOSURES
Interest paid	$16	1,872	$11,440

See Notes to Financial Statements

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Stockholders Accumulated Deficit

For the Years Ended December 31, 2004, 2005, 2006, 2007 and 2008

And the Six Months Ended June 30, 2009

(Unaudited)

				Unpaid
	Number of	Par	Paid in	Capital	Accumulated
	Shares	Value	Capital	Contributions	(Deficit)	Total
BALANCE MARCH 12, 2004	$10,000	$1	$32,499	-	($3,991)	$28,509
(Date of Inception)
Contributed Capital			$99,500			$99,500
Unpaid capital contributions				($21,695)		($21,695)
Net (Loss)					($86,084)	($86,084)
BALANCE DECEMBER 31, 2004	$10,000	$1	$131,999	($21,695)	($90,075)	$20,230

Shares issued after re-domicile	$15,990,000	$15,999				$15,999
Shares for Professional services	$1,000,000	$1,000	$99,000			$100,000
Issued February 2005 at $.10 per share
Private Placement Memorandum I	$850,000	$850	$455,151			$456,001
Issued from March 2005 to 12/31/05
at $.50 per share
Unpaid capital contributions				($130,532)		($130,532)
Net (Loss)					($518,270)	($518,270)
BALANCE DECEMBER 31, 2005	$17,850,000	$17,850	$686,150	($152,227)	($608,345)	($56,572)

Private Placement Memorandum I	$150,000	$150	$61,994			$62,144
Issued from 12/31/05 to March 2006
at $.50 per share
Shares repurchased with cash	($144,000)	($144)	($9,500)			($9,644)
Capital contributions repaid				$26,496		$26,496
Net (Loss)					($77,222)	($77,222)
BALANCE DECEMBER 31, 2006	$17,856,000	$17,856	$738,644	($125,731)	($685,567)	($54,798)

Private Placement Memorandum II	$642,200	$642	$320,458			$321,100
Issued from May 2007 to October 2007
at $.50 per share
Shares for Professional services	$313,500	$314	$156,436			$156,750
Capital contributions repaid				$18,335		$18,335
Net (Loss)					($464,718)	($464,718)
BALANCE DECEMBER 31, 2007	$18,811,700	$18,812	$1,215,538	($107,396)	($1,150,285)	($23,331)

Shares issued for retirement of debt	$630,811	$631				$631
Paid in capital			$314,775			$314,775
Unpaid capital contributions				($79,776)		($79,776)
Net (Loss)					($221,484)	($221,484)
BALANCE DECEMBER 31, 2008	$19,442,511	$19,443	$1,530,313	($187,172)	($1,371,769)	($9,185)

Capital contributions repaid				$38,561		$38,561
Private Placement Memorandum II	$91,600	$91				$91
Issued from April 21 to June 30, 2009
at $1.25 per share
Paid in capital			$114,409			$114,409
Net (Loss)					($303,873)	($303,873)
BALANCE June 30, 2009 (Unaudited)	$19,534,111	$19,534	$1,644,722	($148,611)	($1,675,642)	($159,997)

See Notes to Financial Statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2009 (Unaudited)

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2009 (Unaudited)

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

Amortization – Deferred charges are amortized using the straight-line method over five years.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 will not have a material impact on the financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will not have a material impact on the  financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2009 (Unaudited)

NOTE 2 – ACCOUNTING PRONOUNCEMENTS (continued)

Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Company.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006.  As of December 31, 2008 and June 30, 2009 the advances totaled $187,172 and $148,611, respectively.  These advances are described as unpaid capital contributions for financial reporting purposes.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:

6/30/09

12/31/08

Professional fees

      $  20,073

$  9,125

Accrued payroll expense

  20,182

  16,399

Overdrawn bank accounts

     -

   1,298

Legal fees

  37,945

  10,100

Consulting fees

 142,436

  20,283

               $220,636

        $ 57,205

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

NOTE 6 – CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, raised capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  The Company currently has another Private Placement Memorandum open for 250,000 shares at $1.25 dated April 21, 2009.  As of June 30, 2009, the company had sold 91,600 shares and raised capital of $114,500 in this offering.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2009 (Unaudited)

NOTE 7 – ITELLECTUAL PROPERTY

The patent no. US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In accordance with FASB 86, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.  The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB 86.  The following are patent pending applications;  Video system for individually selecting and viewing events at a venue.  Detection and viewing system.  Method for providing multiple viewing opportunities of events at a venue.  Feeding pacifier with removable fluid source.  Mole surveillance system.  Medical audio/video communications system.  Real estate audio/video monitoring communication system.

NOTE 8 – COMMON STOCK SHARES FOR SERVICES

In January 2005, the Company issued one million shares of common stock for professional, legal and consulting fees.  This transaction was recorded in accordance with FASB 123R at $.10 per share.  These initial shares for services were issued before the Company raised any capital by private offering and was therefore valued at the value of services provided.  In the year ending December 31, 2007, the Company issued 313,500 shares of common stock for professional services.  These transactions were also recorded in accordance with FASB 123R at $.50 per share based on the value indicated from the shares sold in the prior private placement memorandum.

NOTE 9 – CONVERSION OF DEBT TO EQUITY

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties.  On May 5, 2008 the Company issued another note payable $300.000 to another non-related party at 4% interest which began to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. The Company has issued 631,000 shares of restricted common stocks to the note holders in exchange for the retirement of debt and interest payable.

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

Amortization

 Deferred charges are amortized using the straight-line method over five years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of six months or less.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at June 30, 2009 due to the relatively short-term nature of these instruments.

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation.  These loans are unsecured, bear a 5% interest and have five year repayment term, The total balance of loans to officers and directors was $148,611 and $182,678 on June 30, 2009 and 2008, respectively.

The Company expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and including accumulated interest, balances were due as of June 30, 2009 and 2008 as follows:

06/30/09

06/30/08

Ron Carter

76,330

113,613

Garry Stevenson

30,962

29,576

Bethiel Tesfasillasie

41,319

39,489

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Operating Expenses Although we have not begun generate revenues, our total operating expenses for the three month period ended June 30, 2009 increased to $270,175 from $71,063 over the prior year period. This increase is primarily attributable to increased professional fees.  These fees were primarily related to the development and commercialization of our technology.

Net Loss. Our net loss for the three month period ended June 30, 2009 increased to $(268,427) from $(69,543) over the prior year period.  Once again attributable primarily to increased professional fees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Operating Expenses Although we have not begun generate revenues, our total operating expenses for the six month period ended June 30, 2009 increased to $307,571 from $101,134 over the prior year period. This increase is primarily attributable to increased professional fees. These fees were primarily related to the development and commercialization of our technology.

Net Loss. Our net loss for the six month period ended June 30, 2009 increased to $(303,873) from $(98,549) over the prior year period.  Once again attributable primarily to increased professional fees.

Assets. Assets increased by $12,619 to $60,639 as of June 30, 2009, from $48,020 as of December 31, 2008. This increase was primarily due to an increase in Cash. This increase was the result of the Private Placement Memorandum dated April 21, 2009.

Liabilities. Total liabilities increased by $163,431 to $202,636 as of June 30 2009, from $57,205 as of December 31, 2008. The increase was due to an increase in accounts payable for professional fees.

Stockholders' Equity. Stockholders' equity decreased by $150,812 to $(159,997) as of March 30, 2009 from $(9,185) as of December 31, 2008. The decrease was due primarily to continuing losses from operations $303,873 offset by capital raised $114,500 and a reduction in unpaid capital contributions $38,561.

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

Overall, we had a net increase in cash of $15,931 for the six month period ended June 30, 2009 over the prior year period, as result of $130,830 net cash used in operating activities and $6,300 cash used by investing activities and $153,061 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $130,830 for the six month period ended June 30, 2009 is primarily attributable to increased professional fees.

Cash Flows from Investing Activities. Net cash used by investing activities of $6,300 for the six month period ended June 30, 2009 attributable to an investment in patents for further developments of our Eyetyalk Communicator.

Cash Flows from Financing Activities. Net cash provided by financing activities of $153,312 for the six month period ended June 30, 2009 is attributable to the decrease in unpaid capital contributions and capital raised in the current Private Placement Memorandum $114,500.

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

On April 21, 2009, we prepared a 506 Regulation D private offering.  The Company is offering 250,000 Shares of common voting stock at a price of One Dollar Twenty Five Cents ($1.25) per Share (the “Shares.”) The Offering is made only to financially sophisticated persons defined as “Accredited Investors” in Regulation D and up to 35 non-accredited investors. There is a minimum investment of $4,000.  The Offering price per share has been arbitrarily determined by the Company.  The Shares are offered by our officers and directors without commission, markup or other compensation on a “self-underwritten, best efforts” basis for 9 months unless closed earlier or extended by management. We intend to use the proceeds as received and there will be no escrow of funds. There has been no market for the Shares.

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

August 13, 2009               Registrant:  Revolutionary Concepts, Inc.

                              By: /s/ Garry Stevenson

                                  ----------------------------------------------

                                  Garry Stevenson, Director, Vice President, and Chief Financial Officer

                                  (Officer and Principal Accounting Officer)