Form 10-Q
period 2009-09-30
Revolutionary Concepts Inc
filed 2009-11-30
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,581,611 shares as of November 20, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the three and nine months ended September 30,

2009, prepared by the company, immediately follow.

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Balance Sheet

as of September 30, 2009 and December 31, 2008

	(Unaudited)	Audited
	09/30/09	12/31/08
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
Total Current Assets	-	-

Fixed Assets
Accumulated Depreciation	(9,878)	(8,237)
Computer	11,331	11,331
Total Fixed Assets	1,453	3,094
Other Assets
Accumulated Amortization	(60,727)	(47,950)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Patent Costs	94,606	88,306
Total Other Assets	38,449	44,926

TOTAL ASSETS	$39,902	$48,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$225,400	$40,806
Notes Payable	20,000	-
Accrued Payroll expenses	17,717	16,399
Total Current Liabilities	263,117	57,205

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 19,550,611 shares
issued and outstanding, 65,000,000 authorized	19,550	19,443
Paid in Capital	1,664,705	1,530,313
Unpaid Capital contributions	(153,941)	(187,172)
Deficit accumulated during the development stage	(1,753,529)	(1,371,769)
	(223,215)	(9,185)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,902	$48,020

See Notes to Financial Statements

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Operations

For the Three and Nine Months Ended

September 30, 2009 and 2008

And from inception March 12, 2004 to

September 30, 2009

(Unaudited)

	Three Month	Three Month	Nine Month	Nine Month	March 12, 2004
	Period Ending	Period Ending	Period Ending	Period Ending	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

OPERATING EXPENSES
Automobile Expense	$-	$-	$2,304	$2,000	$18,575
Bank Charges	303	54	910	633	5,494
Compensation	20,492	-	35,446	-	35,446
Depreciation and Amortization Expense	4,806	4,560	14,418	9,120	70,605
Interest Expense	132	3,118	148	4,990	11,572
License and Permits	110	-	3,580	-	5,833
Office Expense	-	17	1,718	17	12,043
Office Supplies	222	307	1,408	639	13,528
Payroll taxes	1,620	-	3,036	6,596	19,435
Printing and Reproduction	215	1,385	4,095	3,297	14,690
Professional Fees	45,097	13,900	247,764	80,171	837,001
Product Research and Development	-	-	37,686	-	560,957
Taxes	-	721	600	724	1,841
Telephone Expense	1,318	-	2,110	375	17,267
Travel Expense	4,583	2,954	25,640	9,690	94,285
Website Development	-	-	2,825	7,500	13,025
Other Expenses	788	5,675	3,569	8,073	47,626
Total Operating Expenses	$79,686	$32,691	$387,257	$133,825	$1,779,223

OTHER INCOME
Interest	1,799	2,497	5,497	5,082	25,694

NET (LOSS)	$(77,887)	$(30,194)	$(381,760)	(128,743)	$(1,753,529)

Weighted number of shares outstanding	18,250,054	17,863,880	18,250,054	17,863,880	18,250,054

(Loss) per weighted number of shares
outstanding	(0.00)	(0.00)	(0.02)	(0.01)	(0.10)

See Notes to Financial Statements

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Cash Flows

For the nine month period ended September 30, 2009, 2008

and the period from March 12, 2004 (Inception) to September 30, 2009

 (Unaudited)

			March 12, 2004
	Nine months ended	Nine months ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(381,760)	$(128,743)	$(1,753,529)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	14,418	9,120	70,605
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	-	256,750
Increase in (decrease) accounts payable and accrued expenses	185,912	(18,439)	243,117
NET CASH USED BY OPERATING ACTIVITIES	(181,430)	(138,062)	(1,187,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(11,331)
Investment in patent costs	(6,300)	(26,001)	(94,606)
NET CASH USED BY INVESTING ACTIVITIES	(6,300)	(26,001)	(105,937)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	107	-	1,749
Issuance of common stock shares for retirement of notes payable	-	-	631
Issuance of notes payable	20,000	307,500	327,500
Retirement of notes payable	-	-	(307,500)
Paid in capital from private placements	134,392	-	971,995
Capital contributions	-	-	462,774
Common stock shares repurchased with cash	-	-	(9,644)
Capital contributions repaid (unpaid)	33,231	(128,313)	(153,941)
NET CASH PROVIDED BY FINANCING ACTIVITIES	187,730	179,187	1,293,564

NET INCREASE(DECREASE) IN CASH	-	15,124	-

CASH BALANCE BEGINNING OF PERIOD	-	19,070	-

CASH BALANCE END OF PERIOD	$-	$34,194	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$132	$4,990	$11,572

See Notes to Financial Statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

(Unaudited)

NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2009

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of September 30, 2009 (Unaudited)

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of September 30, 2009 (Unaudited)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006.  As of December 31, 2008 and September 30, 2009 the advances totaled $187,172 and $153,941, respectively.  These advances are described as unpaid capital contributions for financial reporting purposes.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consist of the following:

9/30/09

12/31/08

Professional fees

       $ 31,955

$  9,125

Accrued payroll expense

  17,717

  16,399

Overdrawn bank accounts

   1,152

   1,298

Legal fees

  25,669

  10,100

Consulting fees

 166,624

  20,283

               $243,117

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

NOTE 6 – CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, raised capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  The Company currently has another Private Placement Memorandum open for 250,000 shares at $1.25 dated April 21, 2009.  As of September 30, 2009, the company had sold 107,600 shares and raised capital of $134,500 in this offering.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of September 30, 2009 (Unaudited)

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

NOTE 10 – NOTES PAYABLE

In July and August 2009 the Company issued two short-term notes payable in the total amount of $20,000.  These notes bear interest  at a rate of 10%.   Principal and interest are due in May 2010.

NOTE 11 – GOING CONCERN

The losses sustained by the company raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 12 – SUBSEQUENT EVENTS

The company closed the private placement on November 10, 2009.

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation.  These loans are unsecured, bear a 5% interest and have five year repayment term, The total balance of loans to officers and directors was $153,941 and $182,678 on September 30, 2009 and 2008, respectively.

The Company expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and including accumulated interest, balances were due as of September 30, 2009 and 2008 as follows:

                                                    09/30/09                            09/30/08

Ron Carter

80,859                              76,333

Garry Stevenson

31,306                              29,923

Bethiel Tesfasillasie

41,776                              39,946

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Operating Expenses Although we have not begun generate revenues, our total operating expenses for the three-month period ended September 30, 2009 increased to $79,686 from $32,691 over the prior year period. The total operating expenses for the nine-month period ended September 30, 2009 increased to $387,257 from $133,825 over the prior year period. This increase is primarily attributable to an increase in professional fees.

Net Loss. Our net loss for the three-month period ended September 30, 2009 increased to $(77,887) from $(30,194) over the prior year period.  This increase is primarily attributable to increased compensation and professional fees.  Our net loss for the nine-month period ended September 30, 2009 increased to $(381,760) from $(128,743) over the prior year period.  This increase is attributable to increased professional fees.

Assets. Assets decreased by $8,118 to $39,902 as of September 30, 2009, from $48,020 as of December 31, 2008. This decrease was primarily due to depreciation and amortization net of $6,300 increase in patent costs.

Liabilities. Total liabilities increased by $205,912 to $263,117 as of September 30 2009, from $57,205 as of December 31, 2008. The increase was due to the issuance of notes payable and increase in accounts payable.

Stockholders' Equity. Stockholders' equity decreased by $214,030 to $(223,215) as of September 30, 2009 from $(9,185) as of December 31, 2008. The decrease was due primarily to continuing losses from operations $381,760 offset by capital raised $134,500 and $33,231 in repayments of unpaid capital contributions..

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

On April 21, 2009, we prepared a 506 Regulation D private offering.  The Company is offering 250,000 Shares of common voting stock at a price of One Dollar Twenty Five Cents ($1.25) per Share (the “Shares.”) The Offering is made only to financially sophisticated persons defined as “Accredited Investors” in Regulation D and up to 35 non-accredited investors. There is a minimum investment of $2,500.  The Offering price per share has been arbitrarily determined by the Company.  The Shares are offered by our officers and directors without commission, markup or other compensation on a “self-underwritten, best efforts” basis for 9 months unless closed earlier or extended by management. We intend to use the proceeds as received and there will be no escrow of funds. There has been no market for the Shares. We will have to continue to seek financing through debt or equity to fully implement our commercialization to generate revenues and continue operations.  There can be no guarantee that such financing will materialize

On July and August 2009 the Company borrowed a total of $20,000 from a shareholder at 10% interest which become due in January, 2010.

We will have to continue to seek financing through debt or equity to fully implement our commercialization to generate revenues and continue operations.  There can be no guarantee that such financing will materialize.

Overall, cash remained the same, zero, for the nine-month period ended September 30, 2009 as result of $181,430 net cash used in operating activities and $6,300 cash used by investing activities and $187,730 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $181,430 for the nine-month period ended September 30, 2009 is primarily attributable to professional fees, travel and compensation.

Cash Flows from Investing Activities. Net cash used by investing activities of $6,300 for the nine-month period ended September 30, 2009 attributable to an investment in patents  for further developments of our Eyetyalk Communicator.

Cash Flows from Financing Activities. Net cash provided by financing activities of $187,730 for the nine-month period ended September 30, 2009 is attributable to the issuance of notes payable $20,000 and capital raised in the April 21, 2009 Private Placement Memorandum of $134,500 and by the repayment of unpaid capital contribution $33,231.

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

November 30, 2009               Registrant:  Revolutionary Concepts, Inc.

                              By: /s/ Garry Stevenson

                                  ----------------------------------------------

                                  Garry Stevenson, Director, Vice President, and Chief Financial Officer

                                  (Officer and Principal Accounting Officer)