Form 10-K
period 2009-12-31
Revolutionary Concepts Inc
filed 2010-04-15
CIK 1320767

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

––––––––––––––––

FORM 10-K

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-151177

REVOLUTIONARY CONCEPTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or	Classification Code Number)	Identification No.)
Organization)

Revolutionary Concepts, Inc.
2622 Ashby Woods
Matthews, NC 28105
704-622-6327
(Address and telephone number of principal executive offices and principal place of business)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $0.001 per share	OTCBB

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Aggregate market value of voting stock held by non-affiliates as of December 31, 2009 - there has been no trading market established to date.

         Common shares outstanding as of April 14, 2010 was—19,601,611

TABLE OF CONTENTS

PART I		PAGE
ITEM 1:	BUSINESS	3
ITEM 1A	RISK FACTORS	4
ITEM 2:	PROPERTIES	7
ITEM 3:	LEGAL PROCEEDINGS	7
ITEM 4:	RESERVED FOR SEC	7

PART II
ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7
ITEM 6:	SELECTED FINANCIAL DATA	8
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
ITEM 7A:	QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	13
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	13
ITEM 9A(T):	CONTROLS AND PROCEDURES	13
ITEM 9B:	OTHER INFORMATION	13

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11:	EXECUTIVE COMPENSATION	14
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	15
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	16
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

PART IV		59
ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	16

SIGNATURES		16

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

Our efforts to date have been devoted to establishing a video remote monitoring system that permits interactive two-way communications called the EyeTalk Communicator (“EYETALK”). The company has engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to assist in product specification development and project management. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates.

We have funded our development through three private offerings in 2005, 2007 and 2009. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. We have engaged third parties to assist in the commercialization of the EyeTalk technology and have made partial payments, but we will require the proceeds from the exercise of the warrants or other funding to complete the agreements.

RCI is currently involved in two lawsuits, one in state court regarding legal malpractice, and one in federal court, to refute the false claims of a purported inventor, Emmanuel Ozoeneh.

RCI has sued its former law firm for legal malpractice regarding the handling of RCI’s foreign patent rights.  The Defendants moved to have the suit dismissed, claiming that the state court did not have jurisdiction to hear the case.  The Court ruled in favor of RCI, and the Defendants are now appealing the ruling.

RCI also sued Emmanuel Ozoeneh in federal court.  Ozoeneh was a former business partner in a prior business venture with CEO Ron Carter.  Ozoeneh began making false claims that he was the inventor of the EyeTalk system.  RCI filed suit in federal court to have Carter declared the sole inventor.  Ozoeneh has countersued to be declared an inventor, along with other business claims.  The case will come up for summary judgment in May 2010.  By law, the current USPTO declaration that Ron Carter is the sole inventor must be overturned only by clear and convincing evidence.  To date, Ozoeneh has not submitted any affidavits which support his claim of inventorship.

Introduction to the EyeTalk Communicator

We have designed and patented a communications and monitoring system which we expect to give users the ability to remotely and interactively monitor and communicate with, and have control of an IP camera offering multiple applications for use.

The EyeTalk is primarily a software platform with a hardware component of an external unit deployed at a chosen location. The system communicates to the user and also retrieves and stores information captured by the system camera.  Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Cellular phone, or other compatible device. The EyeTalk software platform will be able to communicate with any devices commonly available in the market place running windows mobile technology.

As a residential application, the EyeTalk system allows seamless communication to a residence allowing the owner to interact remotely with visitors to the home or building via any common personal communication device with the benefit of audio, video and data archive ability. The system utilizes smart technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest. As a by-product, the system offers a solution to municipalities across the nation burdened with the incidence of false alarms. The EyeTalk system provides a means of owner verification prior to triggering an alarm if desired.

The Company expects The EYETALK to provide three Primary benefits in the property management space and as a mediacal monitoring and fall prevention technology

Preemption, Prevention and Protection –

The EYETALK technology may augment the capabilities of current residential and commercial security monitoring systems through audio, video and data communication which are interactive and which can be used on a remote basis.  As a medical application, the EyeTalk technology provides remote monitoring of patients and family members. The system incorporates fall prevention technology and offers  a remote fall detection technology.monitoring – The EYETALK technology allows monitoring via handheld smart devices. The technoloigy is very versatile and offers a wide range of uses and solutions ranging from security to deliveries, confirming the safe arrival of school age kids and daily safe entry management

Convenience and Efficiency – The EYETALK technology may add convenience to home and business owners, providing remote access, screening of visitors and acceptance and monitoring of packages. As a medical monitoring solution, the systems remote video and 2 way audio connection establishes a virual connection for instant and immediate interractiion.

The EYETALK has four distinct physical parts:

o	an internal unit(s) (the ‘Indoor Mobile Monitor’)
o	an external unit(s) (the ‘Welcome System’)
o	a Central Application Server which may be a home personal computer (“PC”)
o	a remote access device, typically a standard cellular telephone (‘Phone GUI Emulator’)

    The system is expandable to include multiple peripheral devices.  The main components of the system (the Indoor Mobile Monitor, the Welcome System and the Central Application Server) communicate with each other by way of RF communications using 802.11n or higher wireless LAN.

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

The EyeTalk systems are triggered and activated by an array of inputs such as motion, biometric sensors, metal detection underground fiber optic sensors, etc. When the system is activated by a trigger, it is programmed to provide standard greetings, directives, commands, etc.. The Eyetalk can then notify designated personnel and the system of the triggering event, sending images of the current situation and permitting audible response.

We expect to compete by emphasizing the unique aspects of the Eyetalk in our marketing directly to distributors and end users.. We also intend to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

As with many development stage companies, we are currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. We sustained net losses of $(210,996) and $(529,763), for the years ended December 31, 2008 and  2009 respectively. We have accumulated a deficit of $1,901,566, since inception in March, 2004.  Further, we may incur significant losses through 2010 and beyond, as we further develop and commercialize our remote network camera video system.

As of December 31, 2009 we had 19,581,611 shares of our common stock outstanding (excluding any warrants.),

Corporate Information and History

We were founded in 2004 as Revolutionary Concepts, Inc., a North Carolina corporation and its subsidiary, D.V. M. S., LLC for the purpose of developing a network camera video device. We reincorporated in Nevada in February 2005 as Revolutionary Concepts, Inc. (the “Company”) to re-domicile the North Carolina corporation to a Nevada corporation by the same name

Our principal executive offices are located at 2622 Ashby Woods, Matthews, NC 28105.  The Company’s telephone number is 704-622-6327. The President of the Company is Ronald Carter. We maintain a corporate website at www.Revolutionaryconceptsinc.com  The contents of our website are not part of this prospectus and should not be relied upon with respect to the prospectus.

To date, our efforts have been largely devoted to developing our network camera video system and defining markets that can use our patented technology. We are in the development stage and have not generated revenue from operations. We hope to release our remote network camera video system into the general marketplace in late 2010   . The wireless infrastructure to fully support the Eyetalk technology is still developing as the speed required for full video and 2way audio is very close

Item 1A.    RISK FACTORS

WE CANNOT ASSURE THAT WE WILL EVER GENERATE SIGNIFICANT REVENUES, DEVELOP OPERATIONS, OR MAKE A PROFIT. OUR INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors have noted that there is substantial doubt that we can continue as a going concern. As reflected in our consolidated financial statements the Company has had cumulative operating losses. We currently have a negative net worth, extremely limited cash and suffered net losses $(221,484) at December 31, 2008 and $(529,763) at December 31, 2009. We had accumulated deficits to our stockholder’s equity of $(1,371,769) and $(1,901,566) for the years ended 2008 and 2009 respectively. Management expects the losses to continue, thereby requiring addition capital, some of which may be generated from this offering. There can be no assurance that our plans will be successful. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OUR OFFICERS HAVE RECEIVED LOANS THAT MAY HAVE TO BE EXPENSED AND WHICH MAY CREATE CERTAIN TAX OBLIGATIONS.

From our date of incorporation , February 2005 through  the date of this filing, the officers of the Company have not taken salaries but have taken advances from the Company, some of which have been repaid. We have booked these loans to shareholders as unpaid capital contributions on the balance sheet. As of December 31, 2008, the Company had loans to shareholders of approximately $187,172 to its officers and directors.  of December 31, 2009, the outstanding loans to the officers and directors were $157,585.  The loans carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”.  If for any reason some of these loans default they will be written off as compensation expense in the income statement and we have already accrued estimated payroll taxes due at $18,348 as of 12/31/09.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY FOR YOU TO EVALUATE AND WE HAVE NOT PROVEN OUR ABILITY TO GENERATE PROFITS.

We are a developmental stage company.  Although we have developed a working prototype and have identified potential markets, we are still in the research and development stage and expect to enter the commercialization phase in late 2010.  We have no meaningful revenues so it will be difficult for you to evaluate an investment in our securities. From our inception to date, we have had no revenues. We may never be able to become profitable. You will be furnishing venture capital to us and will bear the risk of complete loss of your investment if we are unsuccessful.

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

WE HAVE HAD NO REVENUES AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception we have had no revenues.  We have not achieved profitability and expect to continue to incur net losses throughout fiscal 2009 and subsequent fiscal periods.  We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on an ongoing basis.

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

WE MAY HAVE INSUFFICIENT LIQUIDITY TO CONTINUE.

The Company will not receive any proceeds from the sale of common stock from our S-1 offering, ;however, the Company will receive the exercise price for each warrant exercised. If none of the warrants are exercised we will need additional sources of capital or we may not be able to continue operations. We are devoting substantially all of our present efforts to establishing a new business and will need additional capital to continue implementing our business plan. We have generated no revenue. If we cannot raise additional capital from the exercise of our warrants, we will have to seek other sources of financing or we will be forced to curtail or terminate our business plans. There is no assurance that additional sources of financing will be available at all or at a reasonable cost.

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

OUR PRINCIPAL STOCKHOLDERS CONTROL OUR BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN OUR BUSINESS AFFAIRS.

Currently, our principal stockholders own 65.19% of our common stock. As a result, they will have control over all matters requiring approval by our stockholders without the approval of minority stockholders.  In addition, they will be able to elect all of the members of our Board of Directors, which will allow them to control our affairs and management.  They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders.  As a result, they will have significant influence and control over all matters requiring approval by our stockholders.  Accordingly, you will be limited in your ability to affect change in how we conduct our business.

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

The most recent offering price for the shares of $1.25 was arbitrarily determined by our management.  The offering price bears no relation to our assets, revenues, book value or other traditional criteria of value.  Investors may be unable to resell their shares at or near the offering price, if they are able to resell the shares at all. Selling security holders are offering shares at a selling price of $1.25 per share until a market for the shares is established and thereafter at prevailing market prices. If the selling security holders sell to more than 25 persons, the Company will undertake efforts to have markets established for the trading of the securities. If such a market begins before all securities offered hereby are sold, then the remaining securities will be sold at market prices.

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

Because our principal stockholders own approximately 65.19% of our common stock regardless of the number of warrants exercised they may dispose of a substantial percentage of their stock subject to Rule 144 trading volume limitations. If substantial amounts of any of these shares are sold there may be downward price pressures on our common stock price, causing the market price of our common stock to decrease in value. In addition, this selling activity could:

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

Item 3.    LEGAL PROCEEDINGS

RCI is currently involved in two lawsuits, one in state court regarding legal malpractice, and one in federal court, to refute the false claims of a purported inventor, Emmanuel Ozoeneh.

RCI has sued its former law firm for legal malpractice regarding the handling of RCI’s foreign patent rights.  The Defendants moved to have the suit dismissed, claiming that the state court did not have jurisdiction to hear the case.  The Court ruled in favor of RCI, and the Defendants are now appealing the ruling.

RCI also sued Emmanuel Ozoeneh in federal court.  Ozoeneh was a former business partner in a prior business venture with CEO Ron Carter.  Ozoeneh began making false claims that he was the inventor of the EyeTalk system.  RCI filed suit in federal court to have Carter declared the sole inventor.  Ozoeneh has countersued to be declared an inventor, along with other business claims.  The case will come up for summary judgment in May 2010.  By law, the current USPTO declaration that Ron Carter is the sole inventor must be overturned only by clear and convincing evidence.  To date, Ozoeneh has not submitted any affidavits which support his claim of inventorship.

Item 4.  RESERVED FOR SEC
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

The most recent offering price for the shares of $1.25 was arbitrarily determined by our management.  The offering price bears no relation to our assets, revenues, book value or other traditional criteria of value.  Investors may be unable to resell their shares at or near the offering price, if they are able to resell the shares at all. Selling security holders are offering shares at a selling price of $1.25 per share until a market for the shares is established and thereafter at prevailing market prices. If the selling security holders sell to more than 25 persons, the Company will undertake efforts to have markets established for the trading of the securities. If such a market begins before all securities offered hereby are sold, then the remaining securities will be sold at market prices.

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

Stock-based compensation

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25.  “Accounting for Stock Issued to Employees”, and related interpretations.  As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned.  SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.  For the period from inception (March 12, 2004) to December 31, 2009, no stock options were committed to be issued to employees.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2009 due to the relatively short-term nature of these instruments.

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation..  These loans are unsecured, bear a 5% interest and have five year repayment term, The total balance of loans to officers and directors was $187,172 and $157,585 in 2008 and 2009, respectively.

The Company expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and adding accumulated interest, balances were due as of year end 2008 and 2009 as follows:

                                                 12/31/08                           12/31/09
Ron Carter                              $116,499                            $83,675
Garry  Stevenson                        30,269                              31,676
Bethiel Tesfasillasie                   40,404                              42,234
     $187,172                          $157,585

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

We have funded our development through three private offerings in 2005 , 2007 and 2009. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. We have engaged third parties to assist in the commercialization of the EyeTalk technology and have made partial payments, but we will require the proceeds from the exercise of the warrants or other funding to complete the agreements.

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

Future Plans and Potential Markets

We believe we have the capability to enter into a growing security marketplace. We are hopeful that the security industry will continue to experience increased spending on detection devices such as the Eyetalk for the residential, commercial, institutional, medical and homeland security markets. EyeTalks ability to shift detection to a preemptive and preventive solution the company hopes will give the EyeTalk technology a clear advantage.

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

We also expect to identify additional companies that may be interested in licensing arrangements for sales to consumers. We believe the Eyetalk provides consumers with the functions and features that are superior to those currently available and offered by competitors. These include:

o	allows the occupant to view, record or respond to visitors or guests without opening the door or even being in the home
o	detects a visitor, providing a measure of convenience to guests who no longer need to search for and activate a doorbell button
o	allows remote access to visitors by the owner/occupant of the building
o	allows deliveries to be made and monitored while the owner of the home is away from the premises
o	detects intruders, allowing for an immediate response from the property owner
o	serves as a deterrent to criminals whose entry can be chronicled by the system and who cannot determine if persons are at home or not because of the nature of the remote interaction system.
o	functions as a recordkeeping database of all visitors to the home, welcomed or un-welcomed, with date, time and photographic records.
o	alerts the owner of a power outage at the facility.

    We plan to use the following business development strategies:

1)	Use internal contacts in the local medical community to negotiate placement in hospital patient rooms, senior living rooms, recovery rooms and other medical applications.
2)	Arrange a schedule of appearances at security industry trade shows and presentations to trade groups.
3)	Continue development of phase one of our contract with Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication

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

Results of Operations

Comparison of Twelve months Periods Ended December 31, 2008 and December 31, 2009

Assets.  Assets decreased by $18,710 to $29,310 as of December 31, 2009, or approximately 39%, from $48,020 as of December 31, 2008. This decrease was primarily due to the additional accumulated depreciation and amortization costs slightly offset by an increase in patent costs associated with our Eyetyalk Communicator.  This increase in patent costs are the result of further work to protect and expand our patent.  In November, 2007 we applied for additional patent protection for a metal detection component, a medical component that interfaces with nurse monitoring systems, a car seat technology that permits gaming downloads together with the two way communication features of EYETALK and an exterior pop-up device that pops upon triggering events. The patents are currently pending.

Liabilities. Total liabilities increased by $285,876 to $343,081 as of December 31, 2009, or approximately 500%, from $57,205 as of December 31, 2008. The increase was primarily due to increases accounts payable, notes payable, accrued payroll expenses, related to a contingent liability that we have booked on unpaid capital contributions.  As the company continued to develop its technology, we have incurred additional development and legal cost associated with protecting our IP rights and furthering the abilities of the technology.

Stockholders' Equity. Stockholders' equity decreased by $304,586 to $(313,771) as of December 31, 2009 or approximately 332% from $(9,185) as of December 31, 2008 The decrease was due primarily to increases in paid in capital from the issuance of stock for professional services valued at $32,500 and losses of $529,798 ..

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

Cash Flows from Operating Activities. Net cash used in operations of $225,212  for the twelve-months period ended December 31, 2009 was attributable to a net loss of $529,551 which was offset by non-cash expense for depreciation and amortization $18,710 and $285,629 was due an increase in accounts payable.

Cash Flows from Investing Activities. Net cash used by investing activities of $0 for the twelve-months period ended December 31, 2009 was attributable to no additional patent cost or equipment cost for investment in further development and protection of our patent for the Eyetyalk Communicator.

Cash Flows from Financing Activities. Net cash provided by financing activities of $225,212 for the twelve-months period ended December 31, 2009 was attributable to capital contributions primarily from notes of approximately $20,000 and capital contributions of $139,500 in a private placement and $32,500 for payment of services from common stock for a total of $195,461.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

Directors and Executive Officers.
Name                                                      Age                                Title

Ronald Carter                                         55                                  Founder, President, CEO, Director

Garry Stevenson                                     59                                  Vice President, Director

Bethiel Tesfasillasie                              36                                  Vice President of Corporate Relations

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

Item 11.    Executive Compensation

No compensation was awarded to or paid to any executive officer or director of the Company during the years 2004 through 2009 other than $46,937 in 2008 and $35,446 in 2009 recorded as other income and salary to our CEO Ron Carter.

The following table and the accompanying notes provide summary information for each of the last four fiscal years concerning cash and non-cash compensation paid or accrued.

Summary Compensation Table

						Non-Equity
Name And				Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards	Awards($)	Compensation	Compensation ($)	Total ($)
Ronald Carter	2004	0	0	0	0	0	$0	0
Chairman of Board	2005	0	0	0	0	0	0	0
And CEO	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	46,937	46,937
	2009	35,446	0	0	0	0	0	35,446
Gary Stevenson	2004	0	0	0	0	0	0	0
CFO	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Bethiel Tesfasillasie	2004	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0

The officers have taken no salary but have taken loans to our officers and directors in lieu of salary or other compensation..  These loans are unsecured, bear a 5% interest and have five year repayment term, The total balance of loans to officers and directors was $187,172 and $157,585 in 2008 and 2009, respectively and have been recorded as “Unpaid Capital Contributions”.

The Company expects these loans to be repaid on a rolling basis throughout the term of the five year loans. After subtracting re-payments made and adding in accumulated interest, the following balances were owed as of year end 2008 and 2009.

                                                12/31/08                           12/31/09
Ron Carter                              $116,499                            $83,675
Garry  Stevenson                        30,269                              31,676
Bethiel Tesfasillasie                   40,404                              42,234
     $187,172                          $157,585

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information as of December 31, 2009 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates and as adjusted to give effect to this Offering.

                                                                                                            Current

Name and Position                                                                                           Shares                                                                                                        Percentage

Ron Carter President/CEO Director	10,291,960.5251
Garry Stevenson Director	2,051,600.1047

Bethiel Tesfasillasie	434,800.0222

Totals	12,778,360	65.2%

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

As of December 31, 2009, the Company had Loans to Shareholders of approximately $157,585 to its officers and directors.  As of December 31, 2008, the outstanding loans were $187,172.  The advances carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in our income statement.

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

Item 14.    Principal Accounting Fees and Services

        The company incurred $29,731 fees for accounting and related services.

Item 15.    Exhibits, Financial Statement Schedules

(a)Documents included as part of this report:

1. The consolidated financial statements for the Registrant are included in this report.

2. Schedule II Valuation and Qualifying Accounts for the years ended December 31, 2008 and 2009.

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3. See the Index to Exhibits on page 38 of this Form 10-K.

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

/s/ Greg Lamb, CPA
Greg Lamb, CPA

March 31, 2009

Revolutionary Concepts, Inc.
(A Development Stage Company)

Balance Sheet
as of December 31, 2008 and December 31, 2009

	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
Total Current Assets	-	-

Fixed Assets
Accumulated Depreciation	(10,425)	(8,237)
Computer	11,331	11,331
Total Fixed Assets	906	3,094
Other Assets
Accumulated Amortization	(64,472)	(47,950)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Patent Costs	88,306	88,306
Total Other Assets	28,404	44,926

TOTAL ASSETS	$29,310	$48,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$303,822	$40,806
Notes Payable	20,819	-
Accrued Payroll expenses	18,440	16,399
Total Current Liabilities	343,081	57,205

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 19,581,611 shares
issued and outstanding, 65,000,000 authorized	19,607	19,443
Paid in Capital	1,725,774	1,530,313
Unpaid Captal contributions	(157,585)	(187,172)
Deficit accumulated during the development stage	(1,901,567)	(1,371,769)
	(313,771)	(9,185)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,310	$48,020

Revolutionary Concepts, Inc.
(A Development Stage Company)

STATEMENT OF INCOME (LOSS)
For the three month periods and years ending December 31, 2008 and 2009 and the period from March 12, 2004 (Inception) to December 31, 2009

					March 12, 2004
	Quarter Ending	Quarter Ending	Year Ending	Year Ending	(Inception) to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009

OPERATING EXPENSES
Automobile Expense	$2,304	$-	$4,608	$2,000	$20,879
Bank Charges	628	195	1,537	823	6,121
Compensation	-	-	35,446	-	35,446
Depreciation and Amortization Expense	4,292	10,103	18,710	19,223	74,897
Interest Expense	460	2,933	608	7,924	12,032
License and Permits	-	-	3,580	-	5,833
Office Expense	1,758	-	3,476	-	13,801
Office Supplies	66	400	1,474	1,039	13,594
Payroll taxes	1,949	385	4,985	6,981	21,384
Printing and Reproduction	360	506	4,455	3,802	15,050
Professional Fees	133,508	70,240	381,025	150,411	970,262
Product Research and Development	-	-	37,687	255,076	560,958
Taxes	-	-	600	3	1,841
Telephone Expense	2,838	1,605	4,948	1,980	20,105
Travel Expense	848	7,959	26,489	17,649	95,134
Website Development	-	-	2,825	7,500	13,025
Other Expenses	957	318	4,774	8,392	48,831
Total Operating Expenses	$149,968	$94,644	$537,227	$482,803	$1,929,193

OTHER INCOME
Interest	1,931	1,899	7,429	6,981	27,626

NET (LOSS)	$(148,037)	$(92,745)	$(529,798)	(475,822)	$(1,901,567)

Weighted number of shares outstanding	19,606,910	17,863,880	18,250,054	17,990,042	19,606,910

(Loss) per weighted number of shares
outstanding	(0.01)	(0.01)	(0.03)	(0.03)	(0.10)

See notes to financial statements

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S ACUMULATED DEFICIT
for the years ended December 31, 2004, 2005, 2006, 2007, 2008 and 2009

				Unpaid
	Number of	Par	Paid in	Capital	Accumulated
	Shares	Value	Capital	Contribution	(Deficit)	Total
BALANCE MARCH 12, 2004	10,000	1	32,499	-	(3,991)	28,509
(Date of Inception)
Contributed Capital			99,500			99,500

Unpaid capital contributions				(21,695)		(21,695)

Net (Loss)					(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Shares issued after re-domicile	15,990,000	15,999				15,999

Shares for Professional services	1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private Placement Memorandum I	850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions				(130,532)		(130,532)

Net (Loss)					(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private Placement Memorandum I	150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash	(144,000)	(144)	(9,500)			(9,644)

Capital contributions repaid				26,496		26,496

Net (Loss)					(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private Placement Memorandum II	642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Shares for Professional services	313,500	314	156,436			156,750

Capital contributions repaid				18,335		18,335

Net (Loss)					(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt	630,811	631				631

Paid in capital			314,775			314,775

Unpaid capital contributions				(79,776)		(79,776)

Net (Loss)					(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants	139,100	164				164

Paid in capital			195,461			195,461

Unpaid capital contributions				29,587		29,587

Net (Loss)					(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	19,581,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

See notes to financial statements

Revolutionary Concepts, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the years ending December 31, 2008 and 2007
and the period from March 12, 2004 (Inception) to December 31, 2009

			March 12, 2004
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2008	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(221,484)	(464,718)	$(1,371,769)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,223	21,703	56,187
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	156,750	256,750
Increase in (decrease) accounts payable and accrued expenses	(26,438)	(8,347)	57,205
NET CASH USED BY OPERATING ACTIVITIES	(228,699)	(294,612)	(1,006,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,987)	(11,331)
Investment in patent costs	(26,001)	(22,766)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	(26,001)	(25,753)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements		642	1,642
Issuance of common stock shares for retirement of notes payable	631	-	631
Issuance of notes payable	307,500	-	307,500
Retirement of notes payable	(307,500)	-	(307,500)
Paid in capital from private placements	-	320,458	837,603
Capital contributions	314,775	-	462,774
Common stock shares repurchased with cash	-	-	(9,644)
Unpaid capital contributions	(79,776)	18,335	(187,172)
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,630	339,435	1,105,834

NET INCREASE(DECREASE) IN CASH	(19,070)	19,070	0

CASH BALANCE BEGINNING OF PERIOD	19,070	0	0

CASH BALANCE END OF PERIOD	$0	19,070	$0

SUPPLEMENTAL DISCLOSURES
Interest paid	$7,924	266	$6,379
			March 12, 2004
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2008	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(221,484)	(464,718)	$(1,371,769)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,223	21,703	56,187
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	156,750	256,750
Increase in (decrease) accounts payable and accrued expenses	(26,438)	(8,347)	57,205
NET CASH USED BY OPERATING ACTIVITIES	(228,699)	(294,612)	(1,006,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,987)	(11,331)
Investment in patent costs	(26,001)	(22,766)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	(26,001)	(25,753)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements		642	1,642
Issuance of common stock shares for retirement of notes payable	631	-	631
Issuance of notes payable	307,500	-	307,500
Retirement of notes payable	(307,500)	-	(307,500)
Paid in capital from private placements	-	320,458	837,603
Capital contributions	314,775	-	462,774
Common stock shares repurchased with cash	-	-	(9,644)
Unpaid capital contributions	(79,776)	18,335	(187,172)
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,630	339,435	1,105,834

NET INCREASE(DECREASE) IN CASH	(19,070)	19,070	0

CASH BALANCE BEGINNING OF PERIOD	19,070	0	0

CASH BALANCE END OF PERIOD	$0	19,070	$0

SUPPLEMENTAL DISCLOSURES
Interest paid	$7,924	266	$6,379

See notes to financial statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2009

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FASB Accounting Standards Codification

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2009

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

(Accounting Standards Update (“ASU”) 2009-01)

 In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s consolidated financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual consolidated financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

 Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the consolidated financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s consolidated financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

 FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s consolidated financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

 SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006.  As of December 31, 2008 and 2009 the advances totaled $187,182 and $157,585, respectively.  These advances are described as unpaid capital contributions for financial reporting purposes.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:                                                 12/31/08                      12/31/09

Professional fees                                                                           $  9,125                           $  94,235
Overdrawn bank accounts                                                                    1,298                                    247
Accrued payroll taxes                                                                        16,399                              18,348
Legal fees                                                                                           10,100                               67,792
Consulting fees                                                                                  20,283                             123,200
                               $57,205                          $303,822

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2009

NOTE 6 – CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, has raised additional capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  During 2009, the company raised $139,500 in a private placement priced at $1.25 per share for a total of 111,600 shares and had 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares.

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

NOTE 8 – COMMON STOCK SHARES FOR SERVICES

In January 2005, the Company issued one million shares of common stock for professional, legal and consulting fees.  This transaction was recorded in accordance with FASB 123R at $.10 per share.  These initial shares for services were issued before the Company raised any capital by private offering and was therefore valued at the value of services provided.  In the year ending December 31, 2007, the Company issued 313,500 shares of common stock for professional services.  These transactions were also recorded in accordance with FASB 123R at $.50 per share based on the value indicated from the shares sold in recent private placement memorandum. In the year ended December 31, 2009, the company issued 32,500 shares for professional services.  This transaction was recorded in accordance with FASB 123R at $1.25 per share.

NOTE 9 – CONVERSION OF DEBT TO EQUITY

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties.  On May 5, 2008 the Company issued another note payable $300,.000 to another non-related party at 4% interest which begin to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. The Company has issued 630,811 shares of restricted common stocks to the note holders in exchange for the retirement of debt and interest payable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Revolutionary Concepts, Inc.

  By:/s/ Ron Carter                                                                           April 14, 2010
 Ron Carter
President and Chief Executive Officer

   By: /s/ Garry Stevenson                                                               April 14, 2010
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