Form 10-K/A
period 2009-12-31
Revolutionary Concepts Inc
filed 2010-05-17
CIK 1320767

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

––––––––––––––––

FORM 10-K/A
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

(Title of Class)
None

Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes  ☐  No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Aggregate market value of voting stock held by non-affiliates as of December 31, 2009 - there has been no trading market established to date.

         Common shares outstanding as of May 17, 2010 was—19,601,611

TABLE OF CONTENTS

PART I		PAGE
ITEM 1:	BUSINESS
ITEM 1A	RISK FACTORS	3
ITEM 2:	PROPERTIES	4
ITEM 3:	LEGAL PROCEEDINGS	6
ITEM 4:	RESERVED FOR SECURITIES EXCHANGE COMMISSION	6

PART II
ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7
ITEM 6:	SELECTED FINANCIAL DATA	7
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 7A:	QUANTITATIVE AND QUALITATTIVE DISCLOSURES ABOUT MARKET RISK	7
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	13
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	13
ITEM 9A(T):	CONTROLS AND PROCEDURES	13
ITEM 9B:	OTHER INFORMATION	13

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11:	EXECUTIVE COMPENSATION	15
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	15
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	16
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

PART IV		59
ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	17

SIGNATURES		29

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

Item 1.    Business

The company is a development stage company with no history of revenue. The company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc and DVMS, LLC. The company intends to develop and market camera technologies that enable remote monitoring.

The company’s  efforts to date have been devoted to establishing a video remote monitoring system that permits interactive two-way communications called the EyeTalk Communicator (“EYETALK”). The company has engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to assist in product specification development and project management. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates.

The company has funded our development through three private offerings in 2005, 2007 and 2009. The company also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. The company has engaged third parties to assist in the commercialization of the EyeTalk technology and have made partial payments, but The company will require the proceeds from the exercise of the warrants or other funding to complete the agreements.

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

Introduction to the EyeTalk Communicator

The company has designed and patented a communications and monitoring system which it expects to give users the ability to remotely and interactively monitor and communicate with, and have control of an IP camera offering multiple applications for use.

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

    –The EYETALK technology may augment the capabilities of current residential and commercial security monitoring systems through audio, video and data communication which are interactive and which can be used on a remote basis.  As a medical application, the EyeTalk technology provides remote monitoring of patients and family members. The system incorporates fall prevention technology and offers  a remote fall detection technology.monitoring – The EYETALK technology allows monitoring via handheld smart devices. The technoloigy is very versatile and offers a wide range of uses and solutions ranging from security to deliveries, confirming the safe arrival of school age kids and daily safe entry management.

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

The company believes that the Eyetalk technology significantly differs from existing systems. The Eyetalk allows two way communication via a wireless network camera that communicates with a variety of other remote communication devices such as cell phones, PDAs, smart phones, computers, security and video monitoring devices. Due to its software interface the Eyetalk can be used to greet visitors, provide instructions to delivery personnel, interact between remote staff and patients in medical settings, as well as in security applications.

Further, the Eyetalk allows security owners monitoring personnel to more accurately recognize and address the threat presented as well as verifying a true threat. The company believes this will relieve the large number of false alarm security calls and unneeded emergency personnel visits. Unlike many competitors the Eyetalk system is not dependent on the internet although it can use the internet as a platform.

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

The company expects to compete by emphasizing the unique aspects of the Eyetalk in our marketing directly to distributors and end users.. The company also intends to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

As with many development stage companies, the company is currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. The company sustained net losses of $(210,996) and $(529,763), for the years ended December 31, 2008 and  2009 respectively. The company has accumulated a deficit of $1,901,566, since inception in March, 2004.  Further, it may incur significant losses through 2010 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of December 31, 2009 the company had 19,601,611 shares of its common stock outstanding (excluding any warrants.),

Corporate Information and History

The company was founded in 2004 as Revolutionary Concepts, Inc., a North Carolina corporation and its subsidiary, D.V. M. S., LLC for the purpose of developing a network camera video device. The company reincorporated in Nevada in February 2005 as Revolutionary Concepts, Inc. (the “Company”) to re-domicile the North Carolina corporation to a Nevada corporation by the same name

Our principal executive offices are located at 2622 Ashby Woods, Matthews, NC 28105.  The Company’s telephone number is 704-622-6327. The President of the Company is Ronald Carter. The company maintains a corporate website at www.Revolutionaryconceptsinc.com  The contents of our website are not part of this prospectus and should not be relied upon with respect to the prospectus.

To date, our efforts have been largely devoted to developing our network camera video system and defining markets that can use our patented technology. The company is in the development stage and has not generated revenue from operations. The company hopes to release its remote network camera video system into the general marketplace in late 2010. The wireless infrastructure to fully support the Eyetalk technology is still developing as the speed required for full video and 2way audio is very close

Item 1A.    RISK FACTORS

THE COMPANY CANNOT ASSURE THAT IT WILL EVER GENERATE SIGNIFICANT REVENUES, DEVELOP OPERATIONS, OR MAKE A PROFIT. ITS INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT THE ABILITY TO CONTINUE AS A GOING CONCERN.

The company’s independent auditors have noted that there is substantial doubt that it can continue as a going concern. As reflected in our financial statements the Company has had cumulative operating losses. The company currently has a negative net worth, extremely limited cash and suffered net losses $(221,484) at December 31, 2008 and $(529,798) at December 31, 2009. We had accumulated deficits to our stockholder’s equity of $(1,371,769) and $(1,901,567) for the years ended 2008 and 2009 respectively. Management expects the losses to continue, thereby requiring addition capital, some of which may be generated from this offering. There can be no assurance that our plans will be successful. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OUR OFFICERS HAVE RECEIVED LOANS THAT MAY HAVE TO BE EXPENSED AND WHICH MAY CREATE CERTAIN TAX OBLIGATIONS.

From our date of incorporation , February 2005 through  the date of this filing, the officers of the Company have not taken salaries but have taken advances from the Company, some of which have been repaid. The company has booked these loans to shareholders as unpaid capital contributions on the balance sheet. As of December 31, 2008, the Company had loans to shareholders of approximately $187,172 to its officers and directors.  of December 31, 2009, the outstanding loans to the officers and directors were $157,585.  The loans carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”.  If for any reason some of these loans default they will be written off as compensation expense in the income statement and The company has already accrued estimated payroll taxes due at $18,440 as of 12/31/09.

THE COMPANY IS A DEVELOPMENT STAGE COMPANY WITH NO OPERATING HISTORY FOR YOU TO EVALUATE AND IT HAS NOT PROVEN AN ABILITY TO GENERATE PROFITS.

The company is a developmental stage company.  Although it has developed a working prototype and has identified potential markets, it is still in the research and development stage and expects to enter the commercialization phase in late 2010.  The company has no meaningful revenues so it will be difficult for you to evaluate an investment in the company’s securities. From inception to date, the company has had no revenues. The company may never be able to become profitable. You will be furnishing venture capital to the company and will bear the risk of complete loss of your investment if the company is unsuccessful.

An investor should also consider the uncertainties and difficulties frequently encountered by companies, such as ours, in their early stages of development.  Our revenue and income potential is unproven and our business model is still emerging.  If our business model does not prove to be profitable, investors may lose all of their investment.

THE COMPANY HAS HAD NO REVENUES AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE.

Since inception the company has had no revenues.  The company has not achieved profitability and expects to continue to incur net losses throughout fiscal 2010 and possibly subsequent fiscal periods.  The company expects to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur.  Even if it does achieve profitability, it may be unable to sustain or increase profitability on an ongoing basis.

IF THE COMPANY FAILS TO IMPLEMENT ITS COMMERCIALIZATION STRATEGY, THE BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

The company’s future financial performance and success are dependent in large part upon its ability to implement the commercialization strategy successfully. It has engaged third party consultants to identify potential clients for the company’s technology, although the company has no means to determine whether this strategy will be successful. The company may not be able to successfully implement its commercialization strategy with or without the involvement of these third parties. If it is unable to do so, the long-term growth and profitability may be adversely affected. Even if it is able to successfully implement some or all of the initiatives of the business plan, operating results may not improve to the extent it expects, or at all.

Implementation of our commercialization strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, general economic conditions, increased operating costs or expenses. In addition, to the extent, The company has misjudged the nature and extent of industry trends or its competition; it may have difficulty achieving the strategic objectives. The company may also decide to alter or discontinue certain aspects of its business strategy at any time. Any failure to successfully implement the business strategy may adversely affect the business, financial condition and results of operations and thus the ability to service its indebtedness, including its ability to make principal and interest payments on indebtedness.

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

The Company cannot assure you that our technology will not be breached, that it will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. Consequently, such breach could have a negative effect on its financial performance and results of operations.

LITIGATION TO ENFORCE ITS PATENT AGAINST UNAUTHORIZED USERS WILL BE EXPENSIVE AND TIME CONSUMING, AND THEIR OUTCOME IS UNCERTAIN. ANY DELAY OR OTHER FACTOR WHICH NEGATIVELY AFFECTS THE COMPANY’S ABILITY TO FUND OPERATIONS AND DEVELOP REVENUES.

Litigation to enforce the Company’s patented technology against unauthorized users can be a lengthy, time-consuming and expensive process and there can be no assurance of the results of such litigation. The Company has engaged patent counsel to consider enforcement actions against those using the technology but who do not have a licensing agreement for it. In addition, if the company fails to provide adequate proprietary protection, our names, brand name reputation, revenues and potential profitability may be negatively affected.

THE COMPANY EXPECTS TO HAVE ITS PRODUCT MANUFACTURED BY THIRD PARTIES OVER WHICH IT HAS NO CONTROL AND IT CURRENTLY DOES NOT HAVE ANY AGREEMENTS FOR THE MANUFACTURE OF THE PRODUCT. THE COMPANY IS SUBJECT TO FLUCTUATIONS IN THE COST AND AVAILABILITY OF RAW MATERIALS AND THE POSSIBLE LOSS OF SUPPLIERS.

While The company has had discussions with third party suppliers regarding the manufacture of its product, it currently has no arrangements. The company expects to depend on third party manufacturers over which it will have no control. The company is dependent upon the pricing by these companies and the availability and pricing of raw materials to produce its products. The availability of suppliers and the price and availability of the raw materials will be affected by numerous factors beyond its control. The company does not have the resources, facilities or experience to manufacture the EYETALK product or any of its component parts. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, a product similar to the company’s.

 THE COMPANY MAY HAVE INSUFFICIENT LIQUIDITY TO CONTINUE.

The company did not receive any proceeds from the sale of common stock from an S-1 offering, ;however, the Company will receive the exercise price for each warrant exercised. If none of the warrants are exercised it will need additional sources of capital or it may not be able to continue operations. The company is devoting substantially all of its present efforts to establishing a new business and will need additional capital to continue implementing the business plan. The company has generated no revenue. If it cannot raise additional capital from the exercise of its warrants, it will have to seek other sources of financing or it may be forced to curtail or terminate business plans. There is no assurance that additional sources of financing will be available at all or at a reasonable cost.

The company has estimated the costs of completion of the commercialization at $2,500,000, which represents the development of the medical application. The residential application costs have not been determined.  We believe that the at least part of the medical development will be able to be applied to the residential application. Since there is no assurance that any of the warrants will be exercised the company will have to initiate discussions regarding loans through commercial banks or from other funding sources. It expects to continue these discussions in the hopes of arranging financing to provide sufficient liquidity.  There is no assurance that any of these discussions will prove successful

SALES, MARKETING AND DISTRIBUTION CAPABILITIES HAVE NOT BEEN FULLY IMPLEMENTED. IF THE COMPANY FAILS TO EFFECTIVELY SELL, MARKET AND DISTRIBUTE THE EYETALK PRODUCT, THE  BUSINESS AND RESULTS OF OPERATIONS WILL SUFFER.

The company does not currently have a sales staff, marketing plan or other distribution facilities. It has engaged third parties to assist in identifying potential users of the EYETALK technology. If it is unable to create sales, marketing and distribution capabilities or enter into licensing and similar agreements with third parties to perform these functions, it may not be able to successfully commercialize the EYETALK product, In order to successfully commercialize any of its product candidates, it must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

THE COMPANY MAY HAVE EXPOSURE TO LEGAL CLAIM THAT COULD CAUSE SIGNIFICANT LOSSES.

The EYETALK product will likely be relied upon to provide methods of security from personal harm or property loss. To the extent that the EYETALK product malfunctions or experiences down times, losses could occur which would give rise to legal claims against the company. There is no accurate method to predict the extent of exposure to these potential claims. It may therefore be susceptible to lawsuits that could cause it to incur substantial liabilities and/or limit commercialization of its EYETALK product. Product liability insurance for the technology industry is generally expensive, if available at all. The company does not currently have any product liability insurance. If it is unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, it may be unable to commercialize the product candidates. A successful product liability claim brought against the company in excess of its insurance coverage, if any, may cause it to incur substantial liabilities and, as a result, the business may fail.

COMPETITION IN THE ELECTRONIC SECURITY WORLD IS FIERCE AND THE COMPANY MAY NOT BE ABLE TO COMPETE AND SURVIVE.

The electronic security industry is very competitive. It is constantly changing and the company expects competition to intensify in the future. Increased competition will result in reduced profit margins on products.  The company believes that its ability to compete successfully depends on a number of factors, including establishing brand awareness and market presence on a rapid basis; the quality of its marketing services; ease of use; and industry and general economic trends.  The failure of any number of these factors could cause additional losses.

THE PRINCIPAL STOCKHOLDERS CONTROL THE BUSINESS AFFAIRS IN WHICH CASE YOU WILL HAVE LITTLE OR NO PARTICIPATION IN THE BUSINESS AFFAIRS.

Currently, our principal stockholders own 65.19% of our common stock. As a result, they will have control over all matters requiring approval by its stockholders without the approval of minority stockholders.  In addition, they will be able to elect all of the members of the Board of Directors, which will allow them to control the affairs and management.  They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders.  As a result, they will have significant influence and control over all matters requiring approval by the stockholders.  Accordingly, you will be limited in your ability to affect change in how the company conducts business.

THE COMPANY MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

The company expects to incur significant costs associated with its public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. It expects all of these applicable rules and regulations to increase the legal and financial compliance costs and to make some activities more time-consuming and costly. While it has no experience as a public company, it estimates that these additional costs will total approximately $50,000 per year. The company also expects that these applicable rules and regulations may make it more difficult and more expensive for it to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for to attract and retain qualified individuals to serve on the board of directors or as executive officers. It is currently evaluating and monitoring developments with respect to these newly applicable rules, and cannot predict or estimate the amount of additional costs that may be incurred or the timing of such costs.

THE COMPANY HAS NOT YET ESTABLISED AN INDEPENDENT AUDIT COMMITTEE OR COMPENSATION COMMITTEE.

 The company has not yet appointed an audit committee or compensation committee as required by Sarbanes-Oxley.  The company is working to appoint these committee members by the end of the current year.

RISKS RELATING TO THE COMPANY’S SECURITIES

THE COMPANY HAS NEVER PAID DIVIDENDS ON ITS COMMON STOCK AND YOU MAY NEVER RECEIVE DIVIDENDS.   THERE IS A RISK THAT AN INVESTOR IN THE COMPANY WILL NEVER SEE A RETURN ON INVESTMENT AND THE STOCK MAY BECOME WORTHLESS.

The company has never paid dividends on its common stock. It intends to retain earnings, if any, to finance the development and expansion of the business. Future dividend policy will be at the discretion of the Board of Directors and will be contingent upon future earnings, if any, the financial condition, capital requirements, general business conditions and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents, which may be executed by the company in the future. Therefore, there can be no assurance that cash dividends of any kind will ever be paid. If you are counting on a return on your investment in the common stock, the shares are a risky investment.

THERE IS CURRENTLY NO MARKET FOR THE COMPANY’S COMMON STOCK AND NO ASSURANCE THAT ONE WILL DEVELOP.

There is currently no trading market for the company’s shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained.  Any market price for shares of its Common Stock is likely to be very volatile, and numerous factors beyond its control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of the company’s Common Stock.  Further, there is no correlation between the present limited market price of its Common Stock and revenues, book value, assets or other established criteria of value.  The present limited quotations of its Common Stock should not be considered indicative of the actual value of the Company or its Common Stock

Future sales of the company’s common stock could put downward selling pressure on its shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

Future sales of substantial amounts of the company’s Common Stock in the public market, or the perception that such sales could occur, could put downward selling pressure on its shares, and adversely affect the market price of its Common Stock.  Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule.

AN ARBITRARY DETERMINATION OF THE OFFERING PRICE INCREASES THE RISK THAT PURCHASERS OF THE SHARES IN THE OFFERING WILL PAY MORE THAN THE VALUE THE PUBLIC MARKET ULTIMATELY ASSIGNS TO OUR COMMON STOCK AND MORE THAN AN INDEPENDENT APPRAISAL VALUE OF THE COMPANY.

The most recent offering price for the shares of $1.25 was arbitrarily determined by management.  The offering price bears no relation to assets, revenues, book value or other traditional criteria of value.  Investors may be unable to resell their shares at or near the offering price, if they are able to resell the shares at all. Selling security holders are offering shares at a selling price of $1.25 per share until a market for the shares is established and thereafter at prevailing market prices. If the selling security holders sell to more than 25 persons, the Company will undertake efforts to have markets established for the trading of the securities. If such a market begins before all securities offered hereby are sold, then the remaining securities will be sold at market prices.

IT WILL LIKELY BE HARDER FOR THE COMPANY TO RAISE ADDITIONAL MONEY WHILE THE WARRANTS ARE OUTSTANDING.

In the March, 2005 private offering, the company sold 1,000,000 redeemable Class A Common Stock purchase warrants and 1,000,000 redeemable Class B Common Stock purchase warrants (the “public warrants.”) The Class A warrants are exercisable for one share of common stock at an exercise price of $0.65 and the Class B warrants are exercisable for one share of common stock at an exercise price of $0.90. Proceeds from the exercise of warrants will be booked as paid in capital and be added to working capital. All of the warrants will remain outstanding for a period of eighteen months from the effective date of registration, unless the date is extended by management or the warrants are redeemed. During the term that the public warrants are outstanding, the holders of the public warrants are given the opportunity to profit from a rise in the market price of the company’s Common Stock. The company may find it more difficult to raise additional equity capital while these public warrants are outstanding. At any time during which these public warrants are likely to be exercised, it may be unable to obtain additional equity capital on more favorable terms from other sources.

THERE IS A POTENTIAL MARKET OVERHANG THAT COULD DEPRESS THE VALUE OF THE COMPANY’S COMMON STOCK AND FUTURE SALES OF ITS COMMON STOCK COULD PUT A DOWNWARD PRESSURE ON THE PRICE OF YOUR SHARES AND ADVERSELY AFFECT THE PRICE OF YOUR SHARES.

Because the principal stockholders own approximately 65.19% of our Common Stock regardless of the number of warrants exercised they may dispose of a substantial percentage of their stock subject to Rule 144 trading volume limitations. If substantial amounts of any of these shares are sold there may be downward price pressures on the Common Stock price, causing the market price of the Common Stock to decrease in value. In addition, this selling activity could:

▪	Decrease the level of public interest in its common stock;
▪	Inhibit buying activity that might otherwise help support the market price of its common stock; and
▪	Prevent possible upward price movements in its common stock.

An arbitrary determination of the offering price increases the risk that purchasers of the shares in the offering will pay more than the value the public market ultimately assigns to its common stock and more than an independent appraisal value of the company.

BECAUSE THE COMPANY’S SHARES ARE DEEMED HIGH RISK “PENNY STOCKS,” YOU MAY HAVE DIFFICULTY SELLING THEM IN THE SECONDARY TRADING MARKET.

The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange, the equity security also constitutes a "penny stock." As the company’s common stock falls within the definition of penny stock, these regulations require the delivery, prior to any transaction involving its common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. These regulations generally require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to deliver a disclosure schedule explaining the penny stock market and the risks associated with that market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. These regulations also impose various sales practice requirements on broker-dealers. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell the company’s common stock and the ability of shareholders to sell its common stock in the secondary market is limited. As a result, the market liquidity for its common stock is severely and adversely affected. The company can provide no assurance that trading in its common stock will not be subject to these or other regulations in the future, which would negatively affect the market for its common stock.

IF A MARKET DEVELOPS FOR THE COMPANY’S SECURITIES THEY COULD BE VOLATILE AND MAY NOT APPRECIATE IN VALUE.

If a market should develop for the company’s securities, of which there is no assurance, the market price is likely to fluctuate significantly. Fluctuations could be rapid and severe and may provide investors little opportunity to react. Factors such as changes in results from company operations, and a variety of other factors, many of which are beyond the control of the Company, could cause the market price of its common stock to fluctuate substantially. Also, stock markets in penny stock shares tend to have extreme price and volume volatility. The market prices of shares of many smaller public companies securities are subject to volatility for reasons that frequently unrelated to the actual operating performance, earnings or other recognized measurements of value. This volatility may cause declines including very sudden and sharp declines in the market price of the company’s common stock. The company cannot assure investors that the stock price will appreciate in value, that a market will be available to resell your securities or that the shares will retain any value at all.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

The Company does not currently have a fixed office space.  The company’s president has allowed the company to utilize his home office for Company business, until we begin generating revenues.  The address is 2622 Ashby Woods, Matthews, NC 28105.

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

Item 4.    RESERVED FOR SECURITIES EXCHANGE COMMISSIONS

PART II

Item 5.    Market FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no trading market for the company’s shares of Common Stock, and there can be no assurance that a more substantial market will ever develop or be maintained.  Any market price for shares of the company’s Common Stock is likely to be very volatile, and numerous factors beyond its control may have a significant adverse effect.  In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of its Common Stock.  Further, there is no correlation between the present limited market price of its Common Stock and revenues, book value, assets or other established criteria of value.  The present limited quotations of the company’s Common Stock should not be considered indicative of the actual value of the Company or its Common Stock

Future sales of the company’s common stock could put downward selling pressure on its shares, and adversely affect the stock price.  There is a risk that this downward pressure may make it impossible for an investor to sell his shares at any reasonable price.

Future sales of substantial amounts of the company’s common stock in the public market, or the perception that such sales could occur, could put downward selling pressure on its shares, and adversely affect the market price of its common stock.  Such sales could be made pursuant to Rule 144 under the Securities Act of 1933, as amended, as shares become eligible for sale under the Rule.

The most recent offering price for the shares of $1.25 was arbitrarily determined by the company’s management.  The offering price bears no relation to its assets, revenues, book value or other traditional criteria of value.  Investors may be unable to resell their shares at or near the offering price, if they are able to resell the shares at all. Selling security holders are offering shares at a selling price of $1.25 per share until a market for the shares is established and thereafter at prevailing market prices. If the selling security holders sell to more than 25 persons, the Company will undertake efforts to have markets established for the trading of the securities. If such a market begins before all securities offered hereby are sold, then the remaining securities will be sold at market prices.

Item 6.    SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

        The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2009 or 2008.

The discussion and analysis of the company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. The company has described below what it believes are its most critical accounting policies. SEE ALSO NOTES 1 and 2 TO FINANCIAL STATEMENTS, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES."

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

Stock-based compensation

(Included in Accounting Standards Codification (“ASC”) 718 “Share Based Payment”, previously SFAS No. 123(R) “Accounting for stock based compensation”)
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

Intangible and Other Long-Lived Assets, Net

(Included in Accounting Standards Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” previously SFAS No. 142 and  ASC 985 “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” previously SFAS No. 86)

Intangible assets are comprised of software development costs and legal fees incurred in order to obtain the patent.  The software development costs are capitalized in accordance with SFAS 86.  Costs of producing product masters incurred subsequent to establishing technological feasibility shall be capitalized. Those costs include coding and testing performed subsequent to establishing technological feasibility. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.  The fees incurred in order to obtain the patent are capitalized in accordance with SFAS 142 “Goodwill and Other Intangible Assets.  This Statement applies to costs of internally developing identifiable intangible assets that an entity recognizes as assets APB Opinion 17, paragraphs 5 and 6.  The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Comprehensive Income

(Included in ASC 220 “Reporting Comprehensive Income” previously SFAS No. 130)

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to company officers and directors in lieu of salary or other compensation.  These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $187,172 and $157,585 in 2008 and 2009, respectively.

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

In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in its income statement.

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

Overview – Business Conditions

The company is a development stage company with no history of revenue. The company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc and DVMS, LLC. The company intends to develop and market camera technologies that enable remote monitoring.

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

The company has funded its development through three private offerings in 2005 , 2007 and 2009. It also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. The company has engaged third parties to assist in the commercialization of the EyeTalk technology and have made partial payments, but it will require the proceeds from the exercise of the warrants or other funding to complete the agreements.

Introduction to the Eyetalk Communicator

The company has  designed and patented a communications and monitoring system which its expects to give users the ability to remotely and interactively monitor and communicate with, and have control of an IP camera in multiple markets.

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

According to USBX, “iSuppli, a respected technology market research firm, announced this quarter that they project IP video surveillance camera revenue to grow to more than $9.0 billion by 2011, a compound annual grown rate of 13.2%”Price declines from competitive systems have improved the viability of enhanced security systems while boosting the affordability and demand for basic security systems among families in the middle to lower-middle income strata of society

The company believes that The EYETALK technology may fill technology gap related to false alarms in the security monitoring industry.  Some police departments are not required to respond to calls from alarm companies unless an emergency has been visually verified. Traditional security monitoring companies rarely offer visual verification and therefore cannot visually ascertain that the signal is not a false alarm.

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

The company believes that the Eyetalk technology significantly differs from existing systems. The Eyetalk allows two way communication via a wireless network camera that communicates with a variety of other remote communication devices such as cell phones, PDAs, smart phones, computers, security and video monitoring devices. Due to its software interface the Eyetalk can be used to greet visitors, provide instructions to delivery personnel, interact between remote staff and patients in medical settings, as well as in security applications.

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

The company expects to compete by emphasizing the unique aspects of the Eyetalk in its marketing directly to distributors and end users. It will concentrate on 12 identified distributors in Europe Mexico and the United States. It also intends to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

Future Plans and Potential Markets

The company believes it has the capability to enter into a growing security marketplace. It is hopeful that the security industry will continue to experience increased spending on detection devices such as the Eyetalk for the residential, commercial, institutional, medical and homeland security markets. EyeTalks ability to shift detection to a preemptive and preventive solution the company hopes will give the EyeTalk technology a clear advantage.

The company also believes the Eyetalk has advantages over existing and competing technologies. Many of these applications may not relate to the security field at all, but may nonetheless be commercially useful. The additional commercial benefits of the EYETALK include:

o	monitors appointments
o	monitors deliveries
o	records employee arrivals and departures
o	provides remote access
o	provides a database of activity to and from the facility

The company also expects to identify additional companies that may be interested in licensing arrangements for sales to consumers. It believes the Eyetalk provides consumers with the functions and features that are superior to those currently available and offered by competitors. These include:

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

The company plans to use the following business development strategies:

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
3)	Continue development of phase one of our contract with Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication

Sales Strategy

The company is working with Virsalent to help identify companies that may have immediate uses for its technology. While it has not yet done so, it expects to enter into an engagement agreement with Virsalent in the near future. Virsalent, is a California corporation that has expertise in marketing and sales   Discussions with Virsalent revolve around the development and execution of the sales and marketing plan for the Eyetalk system to the public.  The plan is to develop a sales strategy that explores every possibility for generating revenue such as:

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

To date, the company has delayed  the commercialization phase, due to its efforts to improve upon the application of the hardware and software and for further development of wireless broadband technology to manage our system more efficiently.

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

In March, 2007 the company commenced a lawsuit in the Superior Courts of Mecklenburg County, North Carolina against its prior patent attorneys. The lawsuit alleges that it retained these attorneys and requested that they file a Non-publication Request (“the Request”) pursuant to 35 U.S.C. § 122, in order to ensure that the Application would not be published by the United States Patent & Trademark Office (“USPTO”) until issued as a patent. The lawsuit further alleges that the attorneys failed to file the Request.

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

The company believes its claims have merit in the lawsuit. It is unable to determine what rights it may still have, if any, to patent or intellectual property protection in other jurisdictions.

COMPETITION

The company expects to compete with much larger and better financed companies in the remote monitoring industry, all of which have superior name recognition, such as ADT, ATT, Pinkerton’s and others.

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

REGULATION

The company is subject to the same federal, state and local laws as other companies conducting business in the software field. Its products are subject to copyright laws. The company may become the subject of infringement claims or legal proceedings by third parties with respect to its current or future products. In addition, it may initiate claims or litigation against third parties for infringement of its proprietary rights, or to establish the validity of its proprietary rights. Any such claims could be time-consuming, divert management from its daily operations, result in litigation, cause product delays or lead it to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could subject it to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require it to cease the marketing or use of certain products, any of which could have a material adverse effect on the business and operating results.

Results of Operations

Comparison of Twelve months Periods Ended December 31, 2008 and December 31, 2009

Assets.  Assets decreased by $18,710 to $29,310 as of December 31, 2009, or approximately 39%, from $48,020 as of December 31, 2008. This decrease was primarily due to the additional accumulated depreciation and amortization costs slightly offset by an increase in patent costs associated with our Eyetyalk Communicator.  This increase in patent costs are the result of further work to protect and expand our patent.  In November, 2007 the company applied for additional patent protection for a metal detection component, a medical component that interfaces with nurse monitoring systems, a car seat technology that permits gaming downloads together with the two way communication features of EYETALK and an exterior pop-up device that pops upon triggering events. The patents are currently pending.

Liabilities. Total liabilities increased by $285,876 to $343,081 as of December 31, 2009, or approximately 500%, from $57,205 as of December 31, 2008. The increase was primarily due to increases accounts payable, notes payable, accrued payroll expenses, related to a contingent liability that we have booked on unpaid capital contributions.  As the company continued to develop its technology, it has incurred additional development and legal cost associated with protecting its IP rights and furthering the abilities of the technology.

Stockholders' Equity. Stockholders' equity decreased by $304,586 to $(313,771) as of December 31, 2009 or approximately 332% from $(9,185) as of December 31, 2008 The decrease was due primarily to increases in paid in capital from the issuance of stock for professional services valued at $40,625 and losses of $529,798.

The company is still a development-stage company and have not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $537,227 and $228,465 for the years ended December 31, 2009 and 2008, respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, and other fees for filing our reports with the Securities and Exchange Commission.  Other significant costs include continued research and development and professional fees both related to our further development of our principal product EYETALK and the related patent.

Liquidity and Capital Resources

General.  The company’s primary sources of cash have been sales of common stock through private placements, notes converted to stock and loans from affiliates. It is a developmental stage company and will rely upon more established third party vendors for many aspects of the manufacture, sale and distribution of its product, if it becomes commercially available in this regard.  The company previously contracted with Absolutely New, Inc. a California company to identify potential licenses from their database. Under the agreement, Absolutely New identified approximately twenty companies that it believes have a particular use for the EYETALK. The company did not renew the agreement with Absolutely New. The company will nonetheless pay Absolutely New twenty percent of any proceeds received as a result of the sale, license, assignment or transfer of the EYETALK to one of the identified companies for 24 months the termination of the agreement. The termination of the agreement was on September 28th, 2008.  The company has engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to design the hardware for the EyeTalk system. We expect the software and other sensing technology will be developed by Fusion Next, a North Carolina company. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates.  The company is working with Virsalent to help it identify companies that may have immediate uses for the EyeTalk technology. While it has not yet done so, the company expects to enter into an engagement agreement with Virsalent in the near future. Virsalent, is a California corporation that has expertise in marketing and sales   the company’s discussions with Virsalent revolve around the development and execution of the sales and marketing plan for the Eyetalk system to the public.

Cash Flows from Operating Activities. Net cash used in operations of $184,587  for the twelve-months period ended December 31, 2009 was attributable to a net loss of $529,798 which was offset by non-cash expense for depreciation and amortization $18,710 and $285,629 was due an increase in accounts payable and accrued expenses and 32,500 shares issued for professional services recorded at $1.25 per share.

Cash Flows from Investing Activities. Net cash provided by financing activities of $184,587 for the twelve-month period ended December 31, 2009 was attributable to capital contributions of $139,500 from a private placement and warrants for 20,000 shares in the amount of $15,500.  Plus the repayment of unpaid capital contributions in the amount of $29,587

Cash Flows from Financing Activities. Net cash provided by financing activities of $225,212 for the twelve-months period ended December 31, 2009 was attributable to capital contributions primarily from notes of approximately $20,000 and capital contributions of $139,500 in a private placement and $32,500 for payment of services from common stock for a total of $195,461.

Recent Accounting Pronouncements
FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

 In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

 FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Financial Statements an amendment of ARB No. 51”)

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

Item 8.    Financial Statements and Supplementary Data

        The information required as to this Item is incorporated by reference from the financial statements and supplementary data listed in Item 15 of Part IV of this report.

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

The officers have taken no salary but have taken loans to our officers and directors in lieu of salary or other compensation..  These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $187,172 and $157,585 in 2008 and 2009, respectively and have been recorded as “Unpaid Capital Contributions”.

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

In the event that the loans are not fully repaid, any shortfall will be expensed as salary to the officers. The company does not consider these advances to be management compensation, but we have been advised by tax counsel that there is a possibility that the Internal Revenue Service may disagree with its position, in which case it will be required to book the advances as compensation and will owe applicable taxes on the entire amounts, together with possible penalties and interest.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

         On January 19, 2005, the company entered into a Consulting Services Agreement with Sedgefield Capital Corporation, a North Carolina management consultant firm. Sedgefield agreed to provide a range of advisory services including services related to payments of the preparation of a suitable private placement and a follow on registration statement seeking to register the shares sold in the 2005 private placement. Among other things, Sedgefield agreed to assist the company in selecting securities counsel, auditors, transfer agents, edgarizing service providers, provide assistance in the selection of accounting services. They have also introduced the company to strategic partners for marketing, public relations and distribution.

The company paid Sedgefield $150,000 and 670,00 restricted common shares, to date under the Agreement. Sedgefield owns approximately 3.42% 0f the issued and outstanding shares of the Company. These fees were to cover the costs of legal and audit expenses in connection with the public offering, initial listing in a recognized securities manual such as Standard & Poors or Mergent, registration fees and costs, costs of “Edgarization” and other services required for effectiveness.   Sedgefield also assisted in the  negotiations with our transfer agents, and has agreed to assist in preparation of materials and to attend meetings, roadshows and consultations with brokers and other industry professionals. A significant portion of these services will continue at least for some time after we have established a trading market. The Company expects that it will negotiate a new agreement with Sedgefield at the conclusion of the current agreement but there have been no discussions thus far. The company is therefore unable to determine whether there will be any further agreement or any fees payable for additional services.

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

Item 14.    Principal Accounting Fees and Services

         The financial statements for the years ended December 31, 2008 and 2009 have been audited by our auditors.  Greg Lamb, CPA for year ended December 31, 2008 and by Bongiovanni & Associates, P.A. for the year ended December 31, 2009.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was 20 hours.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2009 and 2008 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $3,000 and $2,000, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2009 and 2008 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $500 and $1010, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2009 and 2008 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $3,133 and $5,670, respectively.

Item 15.    Exhibits, Financial Statement Schedules

(a)Documents included as part of this report:

1. The financial statements for the Registrant are included in this report.
Balance Sheets at December 31, 2008 and 2009;
Statements of Operations for the years ended December 31, 2008 and 2009;
Statements of Stockholders' Deficit for the years ended December 31, 2008 and 2009;
Statements of Cash Flows for the years ended December 31, 2008, and 2009;
Notes to Financial Statements

2. See the Index to Exhibits on page 38 of this Form 10-K.

(b) Exhibits required by Item 601 of Regulation S-K.

See item (a) 3 above.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

GREG LAMB, CPA
6409 Viking Trail
Arlington, TX 76001

The Board of Directors and Shareholders of Revolutionary Concepts, Inc.

We have audited the accompanying balance sheet of Revolutionary Concepts, Inc. as of December 31, 2008 and the related statements of loss, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accountability Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Greg Lamb, CPA
Greg Lamb, CPA

March 31, 2009

BONGIOVANNI & ASSOCIATES, C.P.A.’s
19720 Jetton Road, 3rd Floor
Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Revolutionary Concepts, Inc.

We have audited the accompanying balance sheet of Revolutionary Concepts, Inc. (“The Company”) as of December 31, 2009, and the statements of loss, stockholders’ accumulated deficit, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutionary Concepts, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates
Bongiovanni & Associates
Certified Public Accountants
Cornelius, North Carolina
The United States of America
April 13, 2010

Revolutionary Concepts, Inc.
(A Development Stage Company)

Balance Sheets
as of December 31,

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

See notes to financial statements

Revolutionary Concepts, Inc.
(A Development Stage Company)
STATEMENT OF INCOME (LOSS)
For years ending December 31, 2008 and 2009
and the period from March 12, 2004 (Inception) to December 31, 2009

			March 12, 2004
	Year Ending	Year Ending	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009

OPERATING EXPENSES
Automobile Expense	$4,608	$2,000	$20,879
Bank Charges	1,537	823	6,121
Compensation	35,446	-	35,446
Depreciation and Amortization Expense	18,710	19,223	74,897
Interest Expense	608	7,924	12,032
License and Permits	3,580	-	5,833
Office Expense	3,476	17	13,801
Office Supplies	1,474	1,039	13,594
Payroll taxes	4,985	6,981	21,384
Printing and Reproduction	4,455	3,802	15,050
Professional Fees	381,273	150,411	970,510
Product Research and Development	37,687	-	560,958
Taxes	600	724	1,841
Telephone Expense	4,948	1,980	20,105
Travel Expense	26,489	17,649	95,134
Website Development	2,825	7,500	13,025
Other Expenses	4,526	8,392	48,583
Total Operating Expenses	$537,227	$228,465	$1,929,193

OTHER INCOME
Interest	7,429	6,981	27,626

NET (LOSS)	$(529,798)	(221,484)	$(1,901,567)
	-

Weighted number of shares outstanding	18,443,890	17,990,042	18,443,890

(Loss) per weighted number of shares
outstanding	(0.03)	(0.01)	(0.10)
See notes to financial statements

Revolutionary Concepts, Inc.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S ACUMULATED DEFICIT
For the years ending December 31,
 2004, 2005, 2006, 2007, 2008 and 2009

				Unpaid
	Number of	Par	Paid in	Capital	Accumulated
	Shares	Value	Capital	Contribution	(Deficit)	Total
BALANCE MARCH 12, 2004	10,000	1	32,499	-	(3,991)	28,509
(Date of Inception)
Contributed Capital			99,500			99,500

Unpaid capital contributions				(21,695)		(21,695)

Net (Loss)					(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Shares issued after re-domicile	15,990,000	15,999				15,999

Shares for Professional services	1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private Placement Memorandum I	850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions				(130,532)		(130,532)

Net (Loss)					(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private Placement Memorandum I	150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash	(144,000)	(144)	(9,500)			(9,644)

Capital contributions repaid				26,496		26,496

Net (Loss)					(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private Placement Memorandum II	642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Shares for Professional services	313,500	314	156,436			156,750

Capital contributions repaid				18,335		18,335

Net (Loss)					(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt	630,811	631				631

Paid in capital			314,775			314,775

Unpaid capital contributions				(79,776)		(79,776)

Net (Loss)					(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants	20,000	20	15,480			15,500164
10,000 Class A @ .65/share
10,000 Class B @ .90 / share

Private Placement Memorandum III	111,600	112	139,388			139,500
Issued from April 21 to Sept 30, 2009
@ $1.25 / share

Shares for professional services	32,500	32	40,593			40,625

Unpaid capital contributions				29,587		29,587

Net (Loss)					(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	19,606,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

See notes to financial statements

Revolutionary Concepts, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the years ending December 31, 2008 and 2009
and the period from March 12, 2004 (Inception) to December 31, 2009

			March 12, 2004
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(529,798)	(221,484)	$(1,901,567)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	18,710	19,223	74,897
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	40,625	-	297.375
Increase in (decrease) accounts payable and accrued expenses	285,,876	(26,438)	343,081
NET CASH USED BY OPERATING ACTIVITIES	(184,587)	(228,699)	(1,190,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(11,331)
Investment in patent costs	-	(26,001)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	(26,001)	(26,001)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	112		1,754
Issuance of common stock shares for warrants	20		20
Issuance of common stock shares for retirement of notes payable	-	631	631
Issuance of notes payable	-	307,500	307,500
Retirement of notes payable	-	(307,500)	(307,500)
Paid in capital from private placements and warrants	154,868	-	992,471
Capital contributions	-	314,775	462,774
Common stock shares repurchased with cash	-	-	(9,644)
Unpaid capital contributions	29,587	(79,776)	(157,585)
NET CASH PROVIDED BY FINANCING ACTIVITIES	184,587	235,630	1,290,421

NET INCREASE(DECREASE) IN CASH	0	(19,070)	0

CASH BALANCE BEGINNING OF PERIOD	0	19,070	0

CASH BALANCE END OF PERIOD	$0	0	$0

SUPPLEMENTAL DISCLOSURES
Interest paid	$606	7,924	$6,379

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

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When it is not considered to be more likely than

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.  Although the Company has significant loss carry forwards available to reduce future income for tax purposes, no amount has been reflected on the balance sheet for deferred income taxes as any deferred tax asset has been fully offset by a valuation allowance.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2009

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

(Accounting Standards Update (“ASU”) 2009-01)

 In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the fiscal year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

 Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

 FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Financial Statements an amendment of ARB No. 51”)

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

NOTE 8 – INTANGIBLE ASSETS

Intangible assets are comprised of software development costs and legal fees incurred in order to obtain the patent.  The software development costs are capitalized in accordance with FASC 985-20-25-4 Costs of producing product masters incurred subsequent to establishing technological feasibility shall be capitalized. Those costs include coding and testing performed subsequent to establishing technological feasibility. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.  The fees incurred in order to obtain the patent are capitalized in accordance with FASC 350-30-15-3.  This Statement applies to costs of internally developing identifiable intangible assets that an entity recognizes as assets APB Opinion 17, paragraphs 5 and 6.  The carrying value of software development costs and patent costs are $32,200 and $56,001 respectively as of 12/31/09 and these intangible assets are amortized over an estimated useful life of 5 years.

NOTE 9 – COMMON STOCK SHARES FOR SERVICES

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

NOTE 10 – CONVERSION OF DEBT TO EQUITY

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

  Revolutionary Concepts, Inc.

By:/s/ Ron Carter                                                                           May 17, 2010
Ron Carter
President and Chief Executive Officer

By: /s/ Garry Stevenson                                                                 May 17, 2010
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