Form 10-Q
period 2010-03-31
Revolutionary Concepts Inc
filed 2010-06-01
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [x]

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,601,611  shares as of June 1, 2010.

ITEM 1. FINANCIAL STATEMENTS

Revolutionary Concepts, Inc. has included its unaudited condensed balance sheet as of March 31, 2010 and December 31, 2009 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and for the period from March 12, 2004 (date of inception) through March 31, 2010, together with unaudited condensed notes thereto.  In the opinion of management of Revolutionary Concepts, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Revolutionary Concepts, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Revolutionary Concepts, Inc. and the notes thereto for the year ended December 31, 2009 included in our annual report on Form 10-K.

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Balance Sheet

	(Unaudited)	Audited
	03/31/10	12/31/09
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
Total Current Assets	-	-

Fixed Assets
Accumulated Depreciation	(10,055)	(10,425)
Computer	11,331	11,331
Total Fixed Assets	1,276	908
Other Assets
Accumulated Amortization	(68,577)	(64,472)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Intangible Assets	88,306	88,306
Total Other Assets	24,299	28,404

TOTAL ASSETS	$25,575	$29,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$257,299	$303,822
Notes Payable	20,000	20,000
Accrued Expenses	10,973	19,259
Total Current Liabilities	288,397	343,081

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 19,606,911 shares
issued and outstanding, 65,000,000 authorized	19,607	19,607
Paid in Capital	1,741,274	1,725,774
Unpaid Capital contributions	(103,881)	(157,585)
Deficit accumulated during the development stage	(1,919,822)	(1,901,567)
	(262,822)	(313,771)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,575	$29,310

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Statement of Operations
 (Unaudited)

	Three Month	Three Month	March 12, 2004
	Period Ending	Period Ending	(Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010

OPERATING EXPENSES
Automobile Expense	$1,152	$-	$22,031
Bank Charges	217	491	6,338
Compensation	-	-	35,446
Depreciation and Amortization Expense	3,735	4,806	78,632
Interest Expense	513	9	12,545
License and Permits	-	-	5,833
Office Expense	859	-	14,660
Office Supplies	539	239	14,133
Payroll taxes	(9,138)	-	12,246
Printing and Reproduction	2	2,200	15,052
Professional Fees	21,524	14,466	992,034
Product Research and Development	-	4,000	560,958
Taxes	-	599	1,841
Telephone Expense	163	30	20,268
Travel Expense	47	8,696	95,181
Website Development	-	-	13,025
Other Expenses	504	1,860	49,087
Total Operating Expenses	$20,117	$37,396	$1,949,310

OTHER INCOME
Interest	1,862	1,950	29,488

NET (LOSS)	$(18,255)	$(35,446)	$(1,919,822)

Weighted number of shares outstanding	18,483,955	17,626,925	18,483,955

(Loss) per weighted number of shares
outstanding	(0.00)	(0.00)	(0.10)

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S ACUMULATED DEFICIT
For the years ending December 31,
 2004, 2005, 2006, 2007, 2008 and 2009 and the Three Months Ended March 31, 2010

				Unpaid
	Number of	Par	Paid in	Capital	Accumulated
	Shares	Value	Capital	Contribution	(Deficit)	Total
BALANCE MARCH 12, 2004	10,000	1	32,499	-	(3,991)	28,509
(Date of Inception)
Contributed Capital			99,500			99,500

Unpaid capital contributions				(21,695)		(21,695)

Net (Loss)					(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Shares issued after re-domicile	15,990,000	15,999				15,999

Shares for Professional services	1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private Placement Memorandum I	850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions				(130,532)		(130,532)

Net (Loss)					(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private Placement Memorandum I	150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash	(144,000)	(144)	(9,500)			(9,644)

Capital contributions repaid				26,496		26,496

Net (Loss)					(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private Placement Memorandum II	642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Shares for Professional services	313,500	314	156,436			156,750

Capital contributions repaid				18,335		18,335

Net (Loss)					(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt	630,811	631				631

Paid in capital			314,775			314,775

Unpaid capital contributions				(79,776)		(79,776)

Net (Loss)					(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants	20,000	20	15,480			15,500
10,000 Class A @ .65/share
10,000 Class B @ .90/share

Private Placement Memorandum III	111,600	112	139,388			139,500
Issued from April 21 to September 2009
at $1.25 / share

Shares for professional service	32,500	32	40,593			40,625

Unpaid capital contributions				29,587		29,587

Net (Loss)					(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	19,606,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

Paid in capital from warrants exercised			15,500			15,500

Unpaid capital contributions				53,704		53,704

Net (Loss)					(18,255)	(18,255)

BALANCE MARCH 31, 2010	19,606,611	$19,607	$1,741,274	$(103,881)	$(1,919,822)	$(262,822)

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Statement of Cash Flows

			March 12, 2004
	Three months ended	Three months ended	(Inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(18,255)	$(35,446)	$(1,919,822)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,735	4,806	78,632
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	-	256,750
Increase in (decrease) accounts payable and accrued expenses	(54,684)	1,628	268,397
NET CASH USED BY OPERATING ACTIVITIES	(69,204)	(29,012)	(1,320,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(11,331)
Investment in patent costs	-	(6,300)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	-	(6,300)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	-	-	1,642
Issuance of common stock shares for warrants	-	-	164
Issuance of common stock shares for retirement of notes payable	-	-	631
Issuance of notes payable	-	-	327,500
Retirement of notes payable	-	-	(307,500)
Paid in capital from private placements	-	-	837,603
Capital contributions	15,500	-	673,735
Common stock shares repurchased with cash	-	-	(9,644)
Capital contributions repaid (unpaid)	53,704	35,312	(103,881)
NET CASH PROVIDED BY FINANCING ACTIVITIES	69,204	35,312	1,420,250

NET INCREASE(DECREASE) IN CASH	-	-	-

CASH BALANCE BEGINNING OF PERIOD	-	-	-

CASH BALANCE END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$513	$6	$12,545

See Notes to Financial Statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

(Unaudited)

NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2010

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

 In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the fiscal year ended December 31, 2009.

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

Non-controlling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Non-controlling Interests in Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008, with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a non-controlling interest exceeds the book value at the time of buyout. The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2009 and March 31, 2010 the advances totaled $157,585 and $103,881, respectively.  These advances are described as unpaid capital contributions for financial reporting purposes.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of MARCH 31, 2010

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	30/31/10	12/31/09
Professional fees	$118,553	$162,027
Overdrawn bank accounts	125	247
Accrued payroll taxes	9,246	18,348
Accrued interest payable	1,332	819
Other accrued expenses	395	92
Consulting fees	138,746	141,548
	$268,397	$323,081

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

NOTE 6 – CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, has raised additional capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  During 2009, the company raised $139,500 in a private placement priced at $1.25 per share for a total of 111,600 shares and had 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares.  During the quarter ending March 31, 2010 the Company had 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares,increasing paid in capital $15,500.  These shares were issued subsequently in April 2009.

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

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

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

To date, our efforts have been largely devoted to developing our network camera video system and defining markets that can use our patented technology. The company is in the development stage and has not generated revenue from operations. The company hopes to release its remote network camera video system into the general marketplace in late 2010. The wireless infrastructure to fully support the Eyetalk technology is still developing as the speed required for full video and 2way audio is very close

Plan of Operation

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

As with many development stage companies the company is currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. The company sustained net losses of $(35,446) and $(18,255), for the quarters ended March 31, 2009 and 2010 respectively. The company has accumulated a deficit of $1,919,822, since inception in March, 2004.  Further, it may incur significant losses through 2010 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Operating Expenses Although we have not begun generate revenue, our total operating expenses for the three-month period ended March 31, 2009 decreased to $20,117 from $37,396 over the prior year period. This decrease is primarily attributable to reduction in payroll taxes, research and development costs and travel expenses.

Net Loss. Our net loss for the three-month period ended March 31, 2010 increased to $(18,255) from $(35,446) over the prior year period.  Once again attributable primarily to decreased payroll taxes, product research and development costs and travel expenses.

Assets. Assets decreased by $3,735 to $25,575 as of March 31, 2010, from $29,310 as of December 31, 2009. This decrease was primarily due to depreciation and amortization.

Liabilities. Total liabilities decreased by $54,684 to $288,397 as of March 31 2010, from $343,081 as of December 31, 2009. The decrease was the result of personal shares of Ron Carter, CEO, given to a vendor in payment of an account in the amount of $60,000 offset by a increase in accounts payable and accrued expenses in the amount of $5,316.

Stockholders' Equity. Stockholders' equity increased by $50,949 to $(262,822) as of March 31, 2010 from $(313,771) as of December 31, 2009. The increase was due primarily to credit given to unpaid capital contributions for the payment on accounts payable from personal shares from Ron Carter, CEO, and increased paid in capital from warrants exercised offset by continuing losses from operations.

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

Overall, the Company’s cash position did not change for the three-month period ended March 31, 2010 over the prior year period, as result of $69,204 net cash used in operating activities and $69,204 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $69,204 for the three-month period ended March 31, 2010 is attributable to decrease in accounts payable and operating expenses.

Cash Flows from Investing Activities. There were no investing activities for the three-month period ended March 31, 2010.

Cash Flows from Financing Activities. Net cash provided by financing activities of $69,204 for the three-month period ended March 31, 2010 is attributable to the decrease in unpaid capital contributions and the increase paid in capital from warrants exercised.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Refer to our “Risk Factors” in our Registration Statement on Form S-1 and our Form 10-K for the period ended December 31, 2009 (SEC File Number 333-151177) on the website at www.sec.gov

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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

31.1              Sec. 302 Certification of Principal Executive Officer

31.2              Sec. 302 Certification of Principal Financial Officer

32.1              Sec. 906 Certification of Principal Executive Officer

32.2              Sec. 906 Certification of Principal Financial Officer

----------
*    Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 and our Form 10-K for the period ended December 31, 2009, (SEC File Number 333-151177) on the website at www.sec.gov

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

June 1, 2010               Registrant:  Revolutionary Concepts, Inc.

                              By: /s/ Garry Stevenson
                                  Garry Stevenson, Director, Vice President, and Chief Financial Officer
                                  (Officer and Principal Accounting Officer)