Form 10-Q
period 2010-06-30
Revolutionary Concepts Inc
filed 2010-08-23
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,308,395 shares as of August 23, 2010.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for Revolutionary Concepts Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances.  However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: national and local general economic and market conditions; our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

ITEM 1. FINANCIAL STATEMENTS

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Balance Sheet
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-
Total Current Assets	-	-

Fixed Assets
Accumulated Depreciation	(10,297)	(10,425)
Computer	11,331	11,331
Total Fixed Assets	1,034	906
Other Assets
Accumulated Amortization	(72,682)	(64,472)
Security Deposits	1,500	1,500
Organizational Costs	3,070	3,070
Patent Costs	88,306	88,306
Total Other Assets	20,194	28,404

TOTAL ASSETS	$21,228	$29,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$267,137	$303,822
Notes Payable	20,000	20,000
Accrued Expenses	10,900	19,259
Total Current Liabilities	298,037	343,081

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 19,606,611 shares
issued and outstanding, 65,000,000 authorized	19,607	19,607
Paid in Capital	1,744,224	1,725,774
Unpaid Capital contributions	(97,834)	(157,585)
Deficit accumulated during the development stage	(1,942,806)	(1,901,567)
	(276,809)	(313,771)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,228	$29,310

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

STATEMENT OF INCOME (LOSS)

	Three Month	Three Month	Six Month	Six Month	March 12, 2004
	Period Ending	Period Ending	Period Ending	Period Ending	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

OPERATING EXPENSES
Automobile Expense	$1,152	$2,304	$2,304	$2,304	$23,183
Bank Charges	221	116	438	607	6,559
Compensation	-	14,954	-	14,594	35,446
Depreciation and Amortization Expense	4,347	4,806	8,082	9,612	82,979
Interest Expense	675	7	1,188	16	13,220
License and Permits	-	3,470	-	3,470	5,833
Office Expense	859	1,718	1,718	1,718	15,519
Office Supplies	76	947	615	1,186	14,209
Payroll taxes	(606)	1,416	(9,744)	1,416	11,640
Printing and Reproduction	-	1,680	2	3,880	15,052
Professional Fees	15,771	188,201	37,295	202,667	1,007,805
Product Research and Development	-	33,686	-	37,686	560,958
Taxes	64	1	64	600	1,905
Telephone Expense	704	762	867	792	20,972
Travel Expense	139	12,361	186	21,057	95,320
Website Development	480	2,825	480	2,825	13,505
Other Expenses	209	921	713	2,781	49,296
Total Operating Expenses	$24,091	$270,175	$44,208	$307,571	$1,973,401

OTHER INCOME
Interest	1,107	1,748	2,969	2,698	30,595

NET (LOSS)	$(22,984)	$(268,427)	$(41,239)	(303,873)	$(1,942,806)

Weighted number of shares outstanding	18,521,425	18,126,262	18,521,425	18,126,262	18,521,425

(Loss) per weighted number of shares outstanding	(0.00)	(0.01)	(0.00)	(0.02)	(0.10)

(Unaudited)

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

Statement of Cash Flows
(Unaudited)

			March 12, 2004
	Six Months ended	Six Months ended	(Inception) to
	June 30,	June 30,	June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(41,239)	(303,873)	$(1,942,806)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,082	9,612	82,979
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	-	-	256,750
Increase in (decrease) accounts payable and accrued expenses	(45,044)	163,431	278,037
NET CASH USED BY OPERATING ACTIVITIES	(78,201)	(130,830)	(1,329,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(11,331)
Investment in patent costs	-	(6,300)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	-	(6,300)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	-	91	1,642
Issuance of common stock shares for warrants exercised			164
Issuance of common stock shares for retirement of notes payable	-	-	631
Issuance of notes payable	-	-	327,500
Retirement of notes payable	-	-	(307,500)
Paid in capital from private placements	-	114,409	837,603
Capital contributions	18,450	-	676,685
Common stock shares repurchased with cash	-	-	(9,644)
Capital contributions repaid (unpaid)	59,751	38,561	(97,834)
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,201	153,061	1,429,247

NET INCREASE(DECREASE) IN CASH	-	15,931	-

CASH BALANCE BEGINNING OF PERIOD	-	-	-

CASH BALANCE END OF PERIOD	$-	15,931	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,188	16	$11,365

See Notes to Financial Statements

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S ACUMULATED DEFICIT
for the years ended December 31, 2004, 2005, 2006, 2007, 2008, 2009 and June 30, 2010

				Unpaid
	Number of	Par	Paid in	Capital	Accumulated
	Shares	Value	Capital	Contribution	(Deficit)	Total
BALANCE MARCH 12, 2004	10,000	1	32,499	-	(3,991)	28,509
(Date of Inception)
Contributed Capital			99,500			99,500

Unpaid capital contributions				(21,695)		(21,695)

Net (Loss)					(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Shares issued after re-domicile	15,990,000	15,999				15,999

Shares for Professional services	1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private Placement Memorandum I	850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions				(130,532)		(130,532)

Net (Loss)					(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private Placement Memorandum I	150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash	(144,000)	(144)	(9,500)			(9,644)

Capital contributions repaid				26,496		26,496

Net (Loss)					(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private Placement Memorandum II	642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Shares for Professional services	313,500	314	156,436			156,750

Capital contributions repaid				18,335		18,335

Net (Loss)					(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt	630,811	631				631

Paid in capital			314,775			314,775

Unpaid capital contributions				(79,776)		(79,776)

Net (Loss)					(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants	20,000	20	15,480			15,500
10,000 Class A @ .65/share
10,000 Class B @ .90/share

Private Placement Memorandum III	111,600	112	139,388			139,500
Issued from April 21 to September 2009
at $1.25 / share

Shares for professional service	32,500	32	40,593			40,625

Unpaid capital contributions				29,587		29,587

Net (Loss)					(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	19,606,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

Paid in capital from warrants exercised			18,450			18,450

Unpaid capital contributions				59,751		59,751

Net (Loss)					(41,239)	(41,239)

BALANCE JUNE 30, 2010	19,606,611	$19,607	$1,744,224	$(97,834)	$(1,942,806)	$(276,809)

See Notes to Financial Statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2010 (Unaudited)

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2010

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2009 and June 30, 2010 the advances totaled $157,585 and $97,834, respectively.  These advances are described as unpaid capital contributions for financial reporting purposes.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:
06/30/10                                           12/31/09
Professional fees                                                            $133,112                                           $162,027
Overdrawn bank accounts                                                            25                                                    247
Accrued payroll taxes                                                             8,604                                             18,348
Accrued interest payable                                                        1,864                                                  819
Other accrued expenses                                                             395                                                    92
Consulting fees                                                                    134,200                                            141,548
  $278,200                                           $323,081

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2010

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

NOTE 6 – CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, raised capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  During 2009, the company raised $139,500 in a private placement priced at $1.25 per share for a total of 111,600 shares and had 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares.  During the six months ending June 30, 2010 the Company had 14,538 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 24,538 common shares, increasing paid in capital $18,450.  There are 4,538 shares that have not been issued as of this date.

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

Note 11 – Subsequent Events

The Company entered into a Consulting Agreement under which the Consultants have agreed to provide consulting services, as outlined in the agreement, to the Company during the period beginning on August 16, 2010 and ending on July 16, 2015 (the “Consulting Period”).  Under this agreement the Consultants have been issued 4,706,784 common shares for services to be provided to the Company.

The Agreement provides for, among other things: (i) the issuance of 20% of the issued and outstanding shares of the Company; (ii) a board of directors position for Mr. Solomon Ali and Mr. Claude McDougal. (iii) 10% of any debt financing arranged (iv) an agreement for an option to purchase 5,000,000 shares at a price to be determined.

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

As with many development stage companies the company is currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. The company sustained net losses of $(22,984) and $(268,427), for the quarters ended June 30, 2010 and 2009 respectively. The company has accumulated a deficit of $1,942,806, since inception in March, 2004.  Further, it may incur significant losses through 2010 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Operating Expenses Although we have not begun generate revenues, our total operating expenses for the three month period ended June 30, 2010 decreased to $24,091 from $270,175 over the prior year period. This decrease is primarily attributable to decreased professional fees and product research and development.

Net Loss. Our net loss for the three month period ended June 30, 2010 decreased to $(22,984) from $(268,427) over the prior year period.  Once again attributable primarily to decreased professional fees and product research and development.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Operating Expenses Although we have not begun generate revenues, our total operating expenses for the six month period ended June 30, 2010 decreased to $44,208 from $307,571 over the prior year period. This decrease is primarily attributable to decreased professional fees and product research and development.

Net Loss. Our net loss for the six month period ended June 30, 2010 decreased to $(41,239) from $(303,837) over the prior year period.  Once again attributable primarily to decreased professional fees and product research and development.

Assets. Assets decreased by $8,082 to $21,228 as of June 30, 2010, from $29,310 as of December 31, 2009. This decrease was primarily due to depreciation and amortization.

Liabilities. Total liabilities decreased by $45,044 to $298,037 as of June 30 2010, from $343,081 as of December 31, 2009. This decrease is primarily attributable the decrease in accounts payable.

Stockholders' Equity. Stockholders' equity increased by $36,962 to $(276,809) as of June 30, 2010 from $(313,771) as of December 31, 2009. The increase was due primarily to continuing losses from operations $41,239 offset by capital raised $18,450 and a reduction in unpaid capital contributions $59,751.

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

Overall, we had a net increase in cash of $15,931 for the six month period ended June 30, 2010 over the prior year period, as result of $130,830 net cash used in operating activities and $6,300 cash used by investing activities and $153,061 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $78,201 for the six month period ended June 30, 2010 is primarily attributable to the reduction in accounts payable and a continuing net operating loss.

Cash Flows from Investing Activities. There was no Net cash used by investing activities for the six month period ended June 30, 2010.

Cash Flows from Financing Activities. Net cash provided by financing activities of $78,201 for the six month period ended June 30, 2010 is attributable to the decrease in unpaid capital contributions of $59,751 and  an increase in capital contributions $18,4590.

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

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its report entitled Internal Control—Integrated Framework. Based on the assessment, management believes that, as of December 31, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

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

August 23, 2010               Registrant:  Revolutionary Concepts, Inc.

                              By: /s/ Garry Stevenson
                              Garry Stevenson, Director, Vice President, and Chief Financial Officer
                              (Officer and Principal Accounting Officer)