Form 10-Q
period 2010-09-30
Revolutionary Concepts Inc
filed 2010-11-15
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Commission File Number 000-53674

REVOLUTIONARY CONCEPTS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or	Classification Code Number)	Identification No.)
Organization)

Revolutionary Concepts, Inc.
PO BOX 2116
Matthews, NC 28106
704-622-6327
(Address and telephone number of principal executive offices and principal place of business)

Ronald Carter, President
Revolutionary Concepts, Inc.
PO Box 2116
Matthews, NC 28106
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,447,533, shares as of November 15, 2010.

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

Part I

Financial INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

BALANCE SHEETS

	Unaudited	Audited
	September 30,	December 31,	December 31,
	2010	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$286	$-	$-
Total Current Assets	286	-	-

Fixed Assets
Accumulated Depreciation	(10,437)	(10,425)	(8,237)
Computer	11,331	11,331	11,331
Total Fixed Assets	894	906	3,094
Other Assets
Accumulated Amortization	(75,177)	(64,472)	(47,950)
Security Deposits	1,500	1,500	1,500
Organizational Costs	3,070	3,070	3,070
Patent Costs	88,306	88,306	88,306
Total Other Assets	17,699	28,404	44,926

TOTAL ASSETS	$18,879	$29,310	$48,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$385,917	$303,822	$40,806
Accrued Expenses and other current liabilites	88,566	19,259	16,399
Total Current Liabilities	474,483	323,081	57,205

Long-term debt	52,929	20,000	-

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 24,308,395 shares
issued and outstanding, 65,000,000 authorized	24,308	19,607	19,443
Paid in Capital	2,210,200	1,725,774	1,530,313
Unpaid Captal contributions	(103,285)	(157,585)	(187,172)
Deficit accumulated during the development stage	(2,639,757)	(1,901,567)	(1,371,769)
	(508,534)	(313,771)	(9,185)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,878	$29,310	$48,020

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Month	Three Month	Nine Month	Nine Month	March 12, 2004
	Period Ending	Period Ending	Period Ending	Period Ending	(Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
REVENUE	$0	$0	$0	$0	$0

OPERATING EXPENSES
Automobile Expense	$1,152	$0	$3,456	$2,304	$24,335
Bank Charges	195	303	633	910	6,754
Compensation	69,231	20,492	69,231	35,446	104,677
Depreciation and Amortization Expense	2,635	4,806	10,717	14,418	85,614
Interest Expense	85,979	132	87,167	148	99,199
License and Permits	500	110	500	3,580	6,333
Office Expense	859	0	2,577	1,718	16,378
Office Supplies	253	222	868	1,408	14,462
Payroll taxes	6,871	1,620	(2,873)	3,036	18,511
Printing and Reproduction	174	215	176	4,095	15,226
Professional Fees	527,624	45,097	564,919	247,764	1,535,429
Product Research and Development	-	0	-	37,686	560,958
Taxes	-	0	64	600	1,905
Telephone Expense	163	1,318	1,030	2,110	21,135
Travel Expense	2,102	4,583	2,288	25,640	97,422
Website Development	0	0	480	2,825	13,505
Other Expenses	270	788	983	3,569	49,566
Total Operating Expenses	$698,008	$79,686	$742,216	$387,257	$2,671,409

OTHER INCOME
Interest	1,057	1,799	4,026	5,497	31,652

NET (LOSS)	$(696,951)	$(77,887)	$(738,190)	(381,760)	$(2,639,757)

Weighted number of shares outstanding	18,708,263	18,250,054	18,708,263	18,126,262	18,708,263

(Loss) per weighted number of shares outstanding	(0.04)	(0.00)	(0.04)	(0.02)	(0.14)

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

			March 12, 2004
	Nine months ended	Nine months ended	(Inception) to
	September 30,	September 30,	September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(738,190)	$(381,760)	$(2,639,757)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	10,717	14,418	85,614
(Increase) in security deposits	-	-	(1,500)
(Increase) in organizational costs	-	-	(3,070)
Common stock shares and paid in capital for services	470,678	-	768,053
Increase in accounts payable and accrued expenses	151,402	185,912	474,483
NET CASH USED BY OPERATING ACTIVITIES	(105,393)	(181,430)	(1,316,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-	(11,331)
Investment in patent costs	-	(6,300)	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	-	(6,300)	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	-	107	1,754
Issuance of common stock shares for warrants	-	-	20
Issuance of common stock shares for retirement of notes payable	-	-	631
Issuance of notes payable	32,929	20,000	360,429
Retirement of notes payable	-	-	(307,500)
Paid in capital from private placements	-	134,392	976,991
Capital contributions	18,450	-	496,704
Common stock shares repurchased with cash	-	-	(9,644)
Unpaid capital contributions	54,300	33,231	(103,285)
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,679	187,730	1,416,100

NET INCREASE(DECREASE) IN CASH	286	-	286

CASH BALANCE BEGINNING OF PERIOD	-	-	-

CASH BALANCE END OF PERIOD	$286	$-	$286

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$1,188	$132	$11,916

See Notes to Financial Statements

Revolutionary Concepts, Inc.
(A Developmental Stage Company)

STATEMENTS OF STOCKHOLDERS ACCUMULATED DEFICIT
 (Unaudited)

				Unpaid
	Number of	Par	Paid in	Capital	Accumulated
	Shares	Value	Capital	Contribution	(Deficit)	Total
BALANCE MARCH 12, 2004	10,000	1	32,499	-	(3,991)	28,509
(Date of Inception)
Contributed Capital			99,500			99,500

Unpaid capital contributions				(21,695)		(21,695)

Net (Loss)					(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Shares issued after re-domicile	15,990,000	15,999				15,999

Shares for Professional services	1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private Placement Memorandum I	850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions				(130,532)		(130,532)

Net (Loss)					(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private Placement Memorandum I	150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash	(144,000)	(144)	(9,500)			(9,644)

Capital contributions repaid				26,496		26,496

Net (Loss)					(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private Placement Memorandum II	642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Shares for professional services	313,500	314	156,436			156,750

Capital contributions repaid				18,335		18,335

Net (Loss)					(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt	630,811	631				631

Paid in capital			314,775			314,775

Unpaid capital contributions				(79,776)		(79,776)

Net (Loss)					(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants	20,000	20	15,480			15,500
10,000 Class A @ .65/share
10,000 Class B @ .90/share

Private Placement Memorandum III	111,600	112	139,388			139,500
Issued from April 21 to September 2009
at $1.25 / share

Shares for professional services	32,500	32	40,593			40,625

Unpaid capital contributions				29,587		29,587

Net (Loss)					(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	19,606,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

Paid in capital from warrants exercised			18,450			18,450

Shares for professional services	4,701,774	4,701	465,976			470,677

Unpaid capital contributions				54,300		54,300

Net (Loss)					(738,190)	(738,190)

BALANCE SEPTEMBER 30, 2010	24,308,385	$24,308	$2,210,200	$(103,285)	$(2,639,757)	$(508,534)

See Notes to Financial Statements

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of September 30, 2010

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company in the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our consolidated financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company’s consolidated results of operations of financial condition.

The Company adopted ASC Topic 718, using a modified prospective application transition method, which establishes accounting for stock-based awards in exchange for employee services. Under this application, the Company is required to record stock-based compensation expense for all awards granted after the date of adoption and unvested awards that were outstanding as of the date of adoption. ASC Topic 718 requires that stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite services period. Any subsequent changes in the market value of the underlying common stock are reflected in the expense recorded in the subsequent period in which that change occurs.

Common stock, stock options and warrants issued to other than employees or directors in exchange for services are recorded on the basis of their fair value, as required by ASC Topic 718, which is measured as of the date required by ASC Topic 505-50. In accordance with ASC Topic 505-50, the non-employee stock options or warrants are measured at their fair value as of the earlier of the date at which a commitment for performance to earn the equity instruments is reached (“performance commitment date”) or the date at which performance is complete (“performance completion date”).

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of September 30, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS
The Board of Directors have authorized the officers of the company to receive advances from the Company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2009 and September 30, 2010 the advances totaled $157,585 and $91,285.51, respectively.  These advances are described as unpaid capital contributions for financial reporting purposes.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:
09/30/10                                           12/31/09
Professional fees                                                           $135,558                                           $162,027
Overdrawn bank accounts                                                            0                                                      247
Accrued payroll taxes                                                         16,323                                                18,348
Accrued interest payable                                                  116,880                                                     819
Other accrued expenses                                                      71,954                                                       92
Consulting fees                                                                  133,768                                             141,548
$474,483                                             $323,081

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

In 2009, the board of directors agreed to guarantee a personal loan of $75,000 with interest of 10%, made to the president of the company, by a shareholder.  The note becomes due in November 2010. It is not known, whether or not this loan will be paid according to the terms of the note.

NOTE 6 – CAPITAL FINANCING
The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, raised capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  During 2009, the company raised $139,500 in a private placement priced at $1.25 per share for a total of 111,600 shares and had 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares.  During the nine months ending September 30, 2010 the Company had 14,538 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 24,538 common shares, increasing paid in capital $18,450.  There are 4,538 shares that have not been issued as of this date.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of September 30, 2010

NOTE 7 – INTELLECTUAL PROPERTY
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

NOTE 8 – COMMON STOCK SHARES FOR SERVICES
In January 2005, the Company issued one million shares of common stock for professional, legal and consulting fees.  This transaction was recorded in accordance with FASB 123R at $.10 per share.  These initial shares for services were issued before the Company raised any capital by private offering and was therefore valued at the value of services provided.  In the year ending December 31, 2007, the Company issued 313,500 shares of common stock for professional services.  These transactions were also recorded in accordance with FASB 123R at $.50 per share based on the value indicated from the shares sold in the prior private placement memorandum. In July 2010, the Company issued 4,706,784 shares of restricted common stock for professional services.  These shares were valued at $.10 the price being quoted on the OTC Pinksheets on the date of issue.

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

NOTE 10 – NOTES PAYABLE
In July and August 2009 the Company issued two notes payable in the total amount of $20,000.  These notes bear interest at a rate of 10%.   Principal and interest are due in May 2010. These notes are in default and a claim for judgment has been filed.  In September 2010 the Company issued notes payable to US Financial and Richard Carter totaling $32,929, affiliates of two of our board members.  The notes bear an interest of 10% and become due starting in November 2010.

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

Note 12 – Subsequent Events
On October 1, 2010, the board of directors of the Company approved an amendment to the Company’s Articles of Incorporation, as amended to date, increasing the number of authorized shares of common stock from 65,000,000 to 1,000,000,000.  The increase in authorized shares will be effective pursuant to a Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on, and effective as of the filing date, which has not been filed as of this date.

On October 5, 2010, the company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for notes that were in default as of May 2010.  The amount outstanding on the note as of September 30, 2010 was $22,415. The Company does not dispute the amount due on the note and is working to resolve the matter through the court system.  The Company was also named in a claim for judgment filed by the same shareholder against the president of the company, for defaulting on a personal note. This note becomes due in November 2010. The Company guaranteed the note on behalf of Mr. Carter.  The Company cannot determine the outcome of these claims.

On November 11, 2010, the Company reached a settlement in the dispute with Mr. Ozoeneh.  The case was scheduled for trial on November 15, 2010. The dispute between Emmanuel Ozoeneh, Ron Carter, and Revolutionary Concepts has been resolved to the mutual satisfaction of the parties. The specific terms of the agreement are confidential.

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “RCI” “us,” and “our” refer to Revolutionary Concepts, Inc., a Nevada corporation, unless the context requires otherwise.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

We were founded in 2004 as Revolutionary Concepts, Inc., a North Carolina corporation and its subsidiary, D.V. M. S., LLC for the purpose of developing a smart camera video device. Our company reincorporated in Nevada in February 2005 as Revolutionary Concepts, Inc. to re-domicile the North Carolina corporation to a Nevada corporation by the same name

Our principal executive offices are located at 2622 Ashby Woods, Matthews, NC 28105.  Our telephone number is 704-622-6327. The President our company is Ronald Carter. We maintain a corporate website at www.Revolutionaryconceptsinc.com   The contents of our website are not part of this filing and should not be relied upon with respect to this filing.

To date, our efforts have been largely devoted to research and development and securing relevant IP through related to smart camera technology. Additionally, positioning the patent pending technology to take advantage of advancements in wireless technology, including defining markets that can use our patented technology. We  are in the pre-development stage and we have not  generated revenue from operations. We hope to produce our smart camera video system into the general marketplace around the 3rd quarter of 2011. The wireless infrastructure and network speed to fully support streaming video and audio which are key features of the Eyetalk (smart camera) technology is now available in 4G devices.

Plan of Operation

We are transitioning from R&D to operations in 2011. There have been no revenues generated and our management  will now pursue potential licensees of the technology. We were incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc and DVMS, LLC. We intend to develop and market/license the patented and patent pending technologies that we have  filed during the R&D stage.

Our management’s efforts to date have been devoted to obtaining patent rights for s remote smart camera technology enabling remote monitoring, smart technology and interactive two-way communications called the EyeTalk Communicator (“EYETALK”). We are preparing for operations that will actively identify and pursue licensing opportunities in the areas of entry management, security and medical.

Imaging Solutions Group (ISG) of Rochester NY has been selected as our development partner. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates.

We have funded our development through three private offerings in 2005, 2007 and 2009. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. We have engaged third parties to assist in the commercialization of the EyeTalk technology and have made partial payments, but Management believes that we will require other funding to complete the agreements.

On October 1, 2010, our board of directors approved, an amendment to our Articles of Incorporation, as amended to date, increasing the number of authorized shares of common stock from 65,000,000 to 1,000,000,000.  The increase in authorized shares will be effective pursuant to a Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on, and effective as of the filing date, which has not been filed as of this date. We are taking this action to ensure that we are positioned for potential financing, mergers or asset acquisition opportunities that might arise, although none are contemplated at this time.

Introduction to the EyeTalk Communicator

We have designed and patented a communications and monitoring system which our management expects to give users the ability to remotely and interactively monitor and communicate with, and have control of a smart IP camera offering multiple applications for use.

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

Management expects The EYETALK to provide three Primary benefits in the property management space and as a medical monitoring and fall prevention technology

Preemption, Prevention and Protection –
The EYETALK technology may augment the capabilities of current residential and commercial security monitoring systems through audio, video and data communication which are interactive and which can be used on a remote basis.  As a medical application, the EyeTalk technology provides remote monitoring of patients and family members. The system incorporates fall prevention technology and offers a remote fall detection technology.

Monitoring – The EYETALK technology allows monitoring via handheld smart devices. The technology is very versatile and offers a wide range of uses and solutions ranging from security to deliveries, confirming the safe arrival of school age kids and daily safe entry management.

Convenience and Efficiency – The EYETALK technology may add convenience to home and business owners, providing remote access, screening of visitors and acceptance and monitoring of packages. As a medical monitoring solution, the systems remote video and 2 way audio connection establishes a virtual connection for instant and immediate interaction.

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

Management contends that the Eyetalk technology significantly differs from existing systems. The Eyetalk allows two way communication via a wireless network camera that communicates with a variety of other remote communication devices such as cell phones, PDAs, smart phones, computers, security and video monitoring devices. Due to its software interface the Eyetalk can be used to greet visitors, provide instructions to delivery personnel, interact between remote staff and patients in medical settings, as well as in security applications.

Further, the Eyetalk allows security owners monitoring personnel to more accurately recognize and address the threat presented as well as verifying a true threat. Management believes this will relieve the large number of false alarm security calls and unneeded emergency personnel visits. In managements’ opinion, unlike many competitors the Eyetalk system is not dependent on the internet although it can use the internet as a platform.

The EyeTalk systems are triggered and activated by an array of inputs such as motion, biometric sensors, metal detection underground fiber optic sensors, etc. When the system is activated by a trigger, it is programmed to provide standard greetings, directives, commands, etc. The Eyetalk can then notify designated personnel and the system of the triggering event, sending images of the current situation and permitting audible response.

We expect to compete by emphasizing the unique aspects of the Eyetalk in our marketing and licensing to manufacturers, distributors and end users. We also intend to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

As with many development stage companies, we are currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. We have sustained net losses of $(738,191) and $(77,887), for the quarters ended September 30, 2010 and 2009 respectively. We have an accumulated a deficit of $2,639,757 since inception in March, 2004.  Further, we may incur significant losses through 2010 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Operating Expenses Although we have not begun generate revenues, our total operating expenses for the nine month period ended September 30, 2010 increased to $698,008 from $79,686 over the prior year period. This decrease is primarily attributable to increased professional fees, compensation and finance charges.

Net Loss. Our net loss for the nine month period ended September 30, 2010 increased to $(738,190) from $(387,257) over the prior year period.  Once again attributable primarily to increased professional fees, compensation and finance charges.

Assets. Assets decreased by $10,431 to $18,879 as of September 30, 2010, from $29,310 as of December 31, 2009. This decrease was primarily due to depreciation and amortization.

Liabilities. Total liabilities increased by $184,331 to $527,412 as of September 30 2010, from $343,081 as of December 31, 2009. This increase is primarily attributable the increase in accounts payable and long-term debt.

Stockholders' Equity. Stockholders' equity decreased by $194,762 to $(508,533) as of September 30, 2010 from $(313,771) as of December 31, 2009. The decrease was due primarily to continuing losses from operations $696,951 offset by capital raised from the issuance of shares for professional service $470,678 and a reduction in unpaid capital contributions $54,300.

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

During 2009, we raised $139,500 in a private placement priced at $1.25 per share for a total of 111,600 shares and had 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares.  We will have to continue to seek financing through debt or equity to fully implement our commercialization to generate revenues and continue operations.  There can be no guarantee that such financing will materialize.

Overall, we had a net increase in cash of $15,931 for the nine month period ended September 30, 2010 over the prior year period, as result of $130,830 net cash used in operating activities and $6,300 cash used by investing activities and $153,061 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $105,393 for the nine month period ended September 30, 2010 is primarily attributable to the increase in accounts payable and a continuing net operating losses and the shares issued for professional services.

Cash Flows from Investing Activities. Net cash provided by investing activities for the nine month period ended September 30, 2010 was zero

Cash Flows from Financing Activities. Net cash provided by financing activities of $105,679 for the nine month period ended September 30, 2010 is attributable to the decrease in unpaid capital contributions of $54,300 and  an increase in capital contributions $18,450 and the increase in notes payable $32,929.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of September 30, 2010. This Quarterly Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2010. There have not been any significant changes in the Company's critical accounting policies identified since the Company filed its Annual Report on Form 10-K as of December 31, 2009.

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

On November 11, 2010, the Company reached a settlement in the cases with Mr. Ozoeneh.  The case was scheduled for trial on November 15, 2010. The dispute between Emmanuel Ozoeneh, Ron Carter, and Revolutionary Concepts has been resolved to the mutual satisfaction of the parties. The specific terms of the agreement are confidential.

Other than described above, and in Section 12 of the footnotes there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of the Company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

November 15, 2010               Registrant:  Revolutionary Concepts, Inc.

                            By: /s/ Garry Stevenson
                            Garry Stevenson, Director, Vice President, and Chief Financial Officer
                            (Officer and Principal Accounting Officer)

                            By: /s/ Ronald Carter
                            Ronald Carter, Director, Chief Executive Officer