Form 10-K
period 2010-12-31
Revolutionary Concepts Inc
filed 2011-05-19
CIK 1320767

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

––––––––––––––––

(Mark One)	FORM 10-K
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-151177

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or	Classification Code Number)	Identification No.)
Organization)

Revolutionary Concepts, Inc.

6000 Fairview Road, Suite 1425

Charlotte, NC 28210

980-225-5376

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $1,024,237

       State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At May 17, 2011, there were 37,857,533 shares of Common Stock, $0.001 par value per share issued and outstanding

Documents Incorporated By Reference

None

(1)

PART I	Page
ITEM 1:	BUSINESS
ITEM 1A	RISK FACTORS
ITEM 2:	PROPERTIES
ITEM 3:	LEGAL PROCEEDINGS
ITEM 4:	REMOVED AND RESERVED	13

PART II
ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6:	SELECTED FINANCIAL DATA	14
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	24
ITEM 9A:	CONTROLS AND PROCEDURES	24
ITEM 9B:	OTHER INFORMATION	25

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	26
ITEM 11:	EXECUTIVE COMPENSATION	28
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	32
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	34
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	35

PART IV
ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	35

SIGNATURES		49

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(2)

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

•        management's plans, objectives and budgets for its future operations and future economic performance;

•        capital budget and future capital requirements;

•        meeting future capital needs;

•        realization of any deferred tax assets;

•        the level of future expenditures;

•        impact of recent accounting pronouncements;

•        the outcome of regulatory and litigation matters;

•        the assumptions described in this report underlying such forward-looking statements; and

•        Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

o   those described in the context of such forward-looking statements;

o   future product development and manufacturing costs;

o   changes in our incentive plans;

o   timely development and acceptance of new products;

o   the markets of our domestic and international operations;

o   the impact of competitive products and pricing;

o   the political, social and economic climate in which we conduct operations; and

o   the risk factors described in other documents and reports filed with the Securities and Exchange Commission.

In some cases, forward-looking statements are identified by terminology such as "may," "will," "should," "could," "would," "expects," "plans," "intends," "anticipates," "believes," "estimates," "approximates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of such statements and is under no duty to update any of the forward-looking statements after the date of this report.

Unless otherwise noted, references in this Form 10-K to “Revolutionary Concepts”, “RCI”, “we”, “us”, “our”, and the “Company” means Revolutionary Concepts, Inc., a Nevada corporation.

(3)

PART I

Item 1.    Business

The Company is a development stage company with no history of revenue. The Company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. The Company intends to develop and market smart camera technologies that enable remote monitoring.

The Company’s efforts to date have been devoted to establishing a remote video monitoring system that permits interactive two-way communications called the EyeTalk Communicator (“EyeTalk”). The Company engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication in 2009 to assist in identifying the best development partner for the EyeTalk Technology. Imaging Solutions Group of Rochester NY was the company recommended and as a result, RCI established a relationship with Imaging Solutions Group, a leading manufacturer of smart camera technology. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates. Software as a Service (SAAS) is the next generation of virtual service delivery.

The Company has funded development through three private offerings in 2005, 2007 and 2009. The Company also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and new patent applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. In 2010, the Company partnered with US Financial and Rainco Industries to assist in Investor Relations activities and to identify additional funding sources. As a result of this partnership, the Company has resolved additional debt obligations, is now trading on both the US and Frankfurt stock exchanges and is also now listed with Standards and Poors.

In July and August 2009, the Company issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, the board of directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carter of $75,000 with interest of 10%, by a shareholder.  The note became due in November 2010.

Introduction to the EyeTalk Communicator

The Company has designed and patented a communications and monitoring system which it expects to give users the ability to remotely and interactively monitor and communicate with, and have control of a smart camera offering multiple applications for use.

The EyeTalk is primarily a smart camera technology supported by a software platform with a hardware component of an external unit deployed at a chosen location. The system communicates to the user and also retrieves and stores information captured by the system camera. Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Cellular phone, or other compatible device. The EyeTalk software platform will be able to interface with many new smart devices available in the market place today.

As an entry management solution, the EyeTalk system allows seamless communication to a residence allowing the owner to interact remotely with visitors to the home or building via any common personal communication device with the benefit of audio, video and data archive ability. The system utilizes smart technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest. As a by-product, the system also supports the need for verification of emergency situations that now cripple many municipalities across the nation burdened with the incidence of false alarms. The EyeTalk system provides a means of owner verification prior to the triggering of an alarm if desired.

The Company expects the EyeTalk technology to provide benefits in the property management space and also has use as an application in the medical monitoring space with the benefits of fall prevention and detection.

(4)

Preemption, Prevention and Protection –

The EyeTalk technology may augment the capabilities of current residential and commercial security monitoring systems through audio, video and data communication which are interactive and which can be used on a remote basis. Additionally, the value of video as evidence in legal proceedings will help support crime reduction.

As a medical application, the EyeTalk technology provides remote monitoring of patients and family members. The system incorporates fall prevention technology and offers a remote fall detection technology. The EyeTalk technology allows remote monitoring via handheld smart devices.

The technology is also very versatile and offers a wide range of uses and solutions ranging from verifying deliveries, confirming the safe arrival of school age kids and daily safe entry management.

Convenience and Efficiency – The EyeTalk technology may add convenience to home and business owners, providing remote access, screening of visitors and acceptance and monitoring of packages. As a medical monitoring solution, the systems remote video and 2 way audio connection establishes a virtual connection for instant and immediate interaction.

The EyeTalk has four distinct physical parts:

    an internal unit(s) (the ‘Indoor Mobile Monitor’)
    an external unit(s) (the ‘Welcome System’)
    a Central Application Server which may be a home personal computer (“PC”)
    a remote access device, typically a standard smart phone or compatible device

The system is expandable to include multiple peripheral devices. The main components of the system (the Indoor Mobile Monitor, the Welcome System and the Central Application Server) communicate with each other by way of RF communications using 802.11n or higher wireless LAN.

The Company management believes that the EyeTalk technology significantly differs from existing systems. The EyeTalk allows two way communications via a wireless network camera that communicates with a variety of other remote communication devices such as cell phones, PDAs, smart phones, computers, security and video monitoring devices. The smart camera technology enables the EyeTalk system to greet visitors when triggered, provide instructions or commands, offer directives to delivery personnel, provide an immediate connection between patients and nurses or medical staff as well as provide a wide range of security applications.

Further, the EyeTalk technology allows owners to more accurately recognize and address true threats. The Company believes this will relieve the large number of false alarm security calls and unneeded emergency personnel visits. Unlike many competitors the EyeTalk system is not dependent on the internet although it can use the internet as a platform.

The EyeTalk systems are triggered and activated by an array of inputs such as motion, biometric sensors, metal detection underground fiber optic sensors, etc. When the system is activated by a trigger, it is programmed to provide standard greetings, directives, commands, etc.. The EyeTalk can then notify designated personnel of the triggering event, sending images of the current situation and permitting audible responses.

The Company management expects to compete by emphasizing the unique aspects of the EyeTalk technology in marketing directly to distributors and end users. The Company also intends to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

As with many development stage companies, the Company is currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. The Company sustained net losses of $(529,798) and $(912,479), for the years ended December 31, 2009 and 2010 respectively. The Company has accumulated a deficit of $2,809,229, since inception in March, 2004. Further, it may incur significant losses through 2011 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of December 31, 2010, the Company had 37,857,533 shares of its common stock outstanding.

(5)

Corporate Information and History

The company was founded in 2004 as Revolutionary Concepts, Inc., a North Carolina corporation and its subsidiary, D.V. M. S., LLC for the purpose of developing a network camera video device. The Company reincorporated in Nevada in February 2005 as Revolutionary Concepts, Inc. to re-domicile the North Carolina corporation to a Nevada corporation by the same name.

Our principal executive offices are located at 6000 Fairview Rd, Suite 1425, Charlotte, NC 28210. The Company’s telephone number is 980-225-5376. The President of the Company is Ronald Carter. The company maintains a corporate website at www.revolutionaryconceptsinc.com. The contents of our website are not part of this annual report and should not be relied upon with respect to the annual report.

To date, our efforts have been largely devoted to developing the Company’s corporate structure, supporting investor relations and seeking patent protection around verticals of the core system. The Company is currently focused on the development stage now that the supporting technologies for the EyeTalk system have emerged. The Company management hopes, but cannot guarantee, to release its remote network camera video system into the general marketplace in late 2011. The wireless infrastructure, the bandwidth necessary for seamless video transmission, the emerging number of smart devices to fully support the EyeTalk technology are essentially in place.

In 2011, the Company management is also seeking to acquire a company in the security space to assist in the effective roll out of the smart camera technology.

Item 1A.    RISK FACTORS

THE COMPANY CANNOT ASSURE THAT IT WILL EVER GENERATE SIGNIFICANT REVENUES, DEVELOP OPERATIONS, OR MAKE A PROFIT. ITS INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT THE ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s independent auditors have noted that there is substantial doubt that it can continue as a going concern. As reflected in our financial statements the Company has had cumulative operating losses. The Company currently has a negative net worth, extremely limited cash and suffered net losses $(529,798) at December 31, 2009 and $(912,479) at December 31, 2010. We had accumulated deficits to our stockholder’s equity of $(1,901,567) and $(2,814,046) for the years ended 2009 and 2010 respectively. Management expects the losses to continue, thereby requiring addition capital, some of which may be generated from this offering. There can be no assurance that our plans will be successful. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OUR OFFICERS HAVE RECEIVED LOANS THAT MAY HAVE TO BE EXPENSED AND WHICH MAY CREATE CERTAIN TAX OBLIGATIONS.

From our date of incorporation, February 2005, through the date of this filing, the officers of the Company have not taken salaries but have taken advances from the Company, some of which have been repaid. The Company has booked these loans to shareholders as unpaid capital contributions on the balance sheet. As of December 31, 2009, the Company had loans to shareholders of approximately $157,585 to its officers and directors. As of December 31, 2010, the outstanding loans to the officers and directors were $109,952. The loans carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. If for any reason some of these loans default they will be written off as compensation expense in the income statement and the company has already accrued estimated payroll taxes due at $7, 470 as of December 31, 2010 for the principal amount of the unpaid capital contributions.

The company is a development stage company with no operating history for you to evaluate and it has not proven an ability to generate profits.

The Company is a developmental stage company. Although it has developed a working prototype and has identified potential markets, it is still in the research and development stage and expects, but cannot guarantee, to enter the commercialization phase in late 2011. The Company has no meaningful revenues so it will be difficult for you to evaluate an investment in the Company’s securities. From inception to date, the Company has had no revenues. The Company may never be able to become profitable.

An investor should also consider the uncertainties and difficulties frequently encountered by companies such as ours, in their early stages of development. Our revenue and income potential is unproven and our business model is still emerging. If our business model does not prove to be profitable, investors may lose all of their investment.

The company has had no revenues and anticipateS losses for the foreseeable future.

Since inception the Company has had no revenues. The Company has not achieved profitability and expects to continue to incur net losses throughout fiscal 2011 and possibly subsequent fiscal periods. The Company expects to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if it does achieve profitability, it may be unable to sustain or increase profitability on an ongoing basis.

(6)

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

(7)

The company MAY have insufficient liquidity to CONTINUE.

The Company did not receive any proceeds from the sale of common stock from an S-1 offering; however, the Company will receive the exercise price for each warrant exercised. If none of the warrants are exercised, the Company will need additional sources of capital or it may not be able to continue operations. The Company is devoting substantially all of its present efforts to establishing a new business and will need additional capital to continue implementing the business plan. The Company has generated no revenue. If it cannot raise additional capital from the exercise of its warrants, it will have to seek other sources of financing or it may be forced to curtail or terminate business plans. There is no assurance that additional sources of financing will be available at all or at a reasonable cost.

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

Currently, our principal stockholders own 46.05% of our common stock. As a result, they will have control over all matters requiring approval by its stockholders without the approval of minority stockholders. In addition, they will be able to elect all of the members of the Board of Directors, which will allow them to control the affairs and management. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. As a result, they will have significant influence and control over all matters requiring approval by the stockholders. Accordingly, you will be limited in your ability to affect change in how the Company conducts business.

(8)

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

BECAUSE WE ARE QUOTED ON THE OTCQB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCQB. The OTCQB is often highly illiquid. There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

there is a potential market overhang that could depress the value of the company’s common stock and Future sales of its common stock could put a downward pressure on the price of your shares and adversely affect the price of your shares.

Because the principal stockholders own approximately 46.05% of our Common Stock regardless of the number of warrants exercised they may dispose of a substantial percentage of their stock subject to Rule 144 trading volume limitations. If substantial amounts of any of these shares are sold there may be downward price pressures on the Common Stock price, causing the market price of the Common Stock to decrease in value. In addition, this selling activity could:

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

(9)

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

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, , we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

(10)

OPERATING HISTORY AND LACK OF PROFITS COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES AND POSE CHALLENGES FOR OUR MANAGEMENT TEAM.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

(11)

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Item 1B.    UNRESOLVED STAFF COMMENTS

         This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer

Item 2.    PROPERTIES

The Company does not currently have a fixed office space. The Company’s president has allowed the Company to utilize his home office for Company business at no charge, until we begin generating revenues. Additionally, Directors Claude McDougal and Solomon Ali are allowing the Company to use its mailing address and conference room at no cost to the Company. The address is 6000 Fairview Rd. Suite 1425, Charlotte, NC 28210.

Item 3.    LEGAL PROCEEDINGS

RCI was involved in two lawsuits, one in state court regarding legal malpractice, and one in federal court, to refute the false claims of a purported inventor, Emmanuel Ozoeneh. RCI sued its former law firm for legal malpractice regarding the handling of RCI’s foreign patent rights. The Defendants moved to have the suit dismissed, claiming that the state court did not have jurisdiction to hear the case. The Court ruled in favor of RCI, and the Defendants are now appealing the ruling.

RCI also sued Emmanuel Ozoeneh in federal court. Ozoeneh was a former business partner in a prior business venture with CEO Ron Carter. Ozoeneh began making false claims that he was the inventor of the EyeTalk system. RCI filed suit in federal court to have Carter declared the sole inventor. This case has been resolved to the satisfaction of RCI. The terms of the agreement are confidential, but the result was that Ronald Carter and RCI were declared as the sole inventor and retains all rights to the patent(s) for the EyeTalk system.

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for a note that was in default as of June 1, 2010, in the amount of $20,559, plus 10% interest. On January 7, 2011, the note holder amended the filing to include a personal loan to our president that was in default as of December 1, 2010 in the amount of $80,437, plus 10% interest, which the Company guaranteed.  The total amount of the claim is $100,996, plus interest accumulated through the original due dates, and 18% interest after the default date of the notes through the date of the judgment and then at the statutory rate until resolved . On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. Mr. Carter and the company are working to resolve the matters and are unable to determine the final outcome until settlement is reached or payment arrangements have been made.

Item 4.    REMOVED AND RESERVED

(12)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock commenced trading on September 13 2010, on the National Association of Securities Dealers Inter-dealer Quotation System Over The Counter Bulletin Board under the symbol “REVOQB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the Over the Counter Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2010

Third Quarter (September 13– September 30 2010)	$ 0.27	$ 0.15
Fourth Quarter (October – December 2010)	$ 0.82	$ 0.24

Fiscal Year 2011
First Quarter (January – March 2011)	$ 0.60	$ 0.05

On April 14, 2011, the closing bid price of our common stock was $0.055.

Holders

As of December 31, 2010, there were 37,857,533 shares of our common stock issued and outstanding and held by 236 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2010. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Island Stock Transfer, 100 Second Avenue South, Suite 705S, St Petersburg, FL 33701 acts as transfer agent for our common stock.

Item 6.    SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

(13)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

         The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2009 or 2010.

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

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. For the period from inception (March 12, 2004) to December 31, 2010, no stock options were committed to be issued to employees.

(14)

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

(15)

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

(16)

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $157,585and $109,952 in 2009 and 2010, respectively.

Management expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and adding accumulated interest, balances were due as of year ended 2009 and 2010 as follows:

	12/31/09	12/31/10
Ron Carter	$83,675		$12,577
Garry Stevenson	31,676		33,042
Bethiel Tesfasillasie	42,234		44,086
	$157,585		$109,952

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

Overview – Business Conditions

We are a development stage company with no history of revenue. We were incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. We intend to develop and market camera technologies that enable remote monitoring.

Efforts to date have been devoted to establishing a remote video monitoring system that permits interactive two-way communications called the EyeTalk Communicator (“EyeTalk”). In 2009, the Company engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to assist in identifying an ideal development partner for the EyeTalk technology. Imaging Solutions Group of Rochester, NY is the Company identified. RCI and ISG have collaborated regarding the development of both the residential and medical applications of the EyeTalk system. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates. Software as a Service (SAAS) is a means of recurring revenue and continuous upgrades.

We have funded our development through three private offerings in 2005, 2007 and 2009. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. In 2010, the Company partnered with US Financial and Rainco Industries to assist with Investor Relations services and in identifying additional funding sources. This relationship has enabled RCI to achieve a listing with Standard and Poors, approval to trade on the Frankfurt Stock Exchange and the resolution of a portion of the Company’s debt.

(17)

Introduction to the EyeTalk Communicator

Our Company designed and patented a communications and monitoring system which it expects to give users the ability to remotely and interactively monitor and communicate with, and have control of a smart camera in a variety of markets.

The EyeTalk technology is primarily a software platform with a hardware component of an external smart camera deployed at a chosen location. The system offers two-way communication and it streams video to designated PC or handheld devices such as PDA’s, smart phones or other smart devices. . The software interface allows the system to offer preprogrammed messages, greeting, commands, etc. The software maintains information captured by the EyeTalk system. Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Smart phone, or other compatible device. The EyeTalk software platform will be able to communicate with many of the smartphone and other devices that are currently available in the market place.

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

According to USBX (US Business Exchange), “iSuppli, a respected technology market research firm, announced this quarter that they project IP video surveillance camera revenue to grow to more than $9.0 billion by 2011, a compound annual growth rate of 13.2%”. Declining cost of new surveillance technology have improved the viability of enhanced security systems while boosting the affordability and demand for basic security systems among families in the middle to lower-middle income strata of society.”

Our management believes that the EyeTalk technology will fill the technology gap related to false alarms in the security monitoring industry. Some municipalities no longer respond to calls from alarm companies unless an emergency has been visually verified. Traditional security monitoring companies rarely offer visual verification and therefore cannot visually ascertain that the signal is not a false alarm.

The EyeTalk system also records and archives via data, video and audio records. The system provides a centralized control system using a user-friendly application with a means for storing digital images and provides enhanced security features.

The EyeTalk system does not require wiring from the exterior of the building to its interior however in new construction wired systems are anticipated. The Company believes that the system, when fully implemented, will be relatively inexpensive to install and maintain.

Our management expects the EyeTalk to provide three primary benefits:

Protection – The EyeTalk may augment the capabilities of current residential and commercial security monitoring systems through audio, video and data communication which are interactive and which can be used on a remote basis.

Monitoring – The EyeTalk may allow the user to better facilitate the task of entry management in non-threatening circumstances, such as latch key school children, and deliveries allowing the user to maintain better control and understanding of what is going on at any given location or property .

Convenience – The EyeTalk may add convenience to home and business owners, providing remote access, screening of visitors and acceptance and monitoring of packages.

The EyeTalk has four distinct physical parts:

    an internal unit(s) (the ‘Indoor Mobile Monitor’)
    an external unit(s) (the ‘Smart Camera EyeTalk Technology)
    a Central Application Server which may be a home personal computer (“PC”)
    a remote access device, typically a standard smart phone or other compatible smart device

The EyeTalk system is expandable to include multiple peripheral devices. The main components of the system (the Indoor Mobile Monitor, the Smart Camera and the Central Application Server) communicate with each other by way of RF communications using 802.11b or higher wireless LAN. The Central Application Server will communicate with the remote access device by way of a dial-up modem connection, DSL, cable modem or other Internet-compatible method of communication.

(18)

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

Our management believes that the EyeTalk technology significantly differs from existing systems. The EyeTalk allows two way communication via a wireless smart camera that communicates with a variety of other remote communication devices such as smart phones, PDAs, smart devices , computers, security and video monitoring devices. Supported by its software interface the EyeTalk system can be used to greet visitors, provide instructions to delivery personnel, interact between remote staff and patients in medical settings, as well as in security applications.

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

The communication can be initiated by a broad array of technologies, such as doorbells, glass breakage, heat or motion detectors, weapons detectors, biometric signaling or voluntarily. The EyeTalk is programmed to manage most events with standard greetings, identifications, commands, or directions. The EyeTalk can then notify designated personnel of the triggered event, sending images of the current situation and permitting audible response.

We expect to compete by emphasizing the unique aspects of the EyeTalk technology in its marketing directly to distributors and end users. We also intend to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

(19)

Future Plans and Potential Markets

Our management believes it has the capability to enter into a growing security marketplace. We are hopeful that the security industry will continue to experience increased spending on detection devices such as the EyeTalk for the residential, commercial, institutional, medical and homeland security markets. EyeTalk’s ability to shift detection to a preemptive and preventive solution we anticipate will give the EyeTalk technology a clear competitive advantage.

Our management also believes the EyeTalk has advantages over existing and competing technologies. Many of these applications may not relate to the security field at all, but may nonetheless be commercially useful. The additional commercial benefits of the EyeTalk include:

  monitors appointments
  monitors deliveries
  records employee arrivals and departures
  provides remote access
  provides a database of activity to and from a facility

Our management also expects to identify additional companies that may be interested in licensing arrangements for sales to consumers. It believes the EyeTalk provides consumers with the functions and features that are superior to those currently available and offered by competitors. These include:

  allows the occupant to view, record or respond to visitors or guests without opening the door or even being in the home detects a visitor, providing a measure of convenience to guests who no longer need to search for and activate a doorbell button allows remote access to visitors by the owner/occupant of the building allows deliveries to be made and monitored while the owner of the home is away from the premises detects intruders, allowing for an immediate response from the property owner serves as a deterrent to criminals whose entry can be chronicled by the system and who cannot determine if persons are at home or not because of the nature of the remote interaction system.
  functions as a recordkeeping database of all visitors to the home, welcomed or un-welcomed, with date, time and photographic records.
  alerts the owner of a power outage at the facility.

Our management plans to use the following business development strategies:

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

3)     Continue development of phase one of our contract with Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication

Sales Strategy

We plan to acquire an existing security provider with established industry recognition in sales and service. The EyeTalk technology sales will be integrated into the ongoing operation of the security provider/new entity. This will enable to develop the technology, train installers and provide a turn-key service to end users. In expanding sales opportunities the product brand will be promoted via marketing, advertising and the website. Staff installers will be positioned to provide training to various resellers.

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

To date, our management has delayed the commercialization phase, due to its efforts to improve upon the application of the hardware and software and also awaiting further development of wireless broadband technology to increase to sufficiently allow seamless video transmission and audio more efficiently.

(20)

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

A complete copy of the patent is on file at our offices and can be inspected.

In March, 2007, we commenced a lawsuit in the Superior Courts of Mecklenburg County, North Carolina against its prior patent attorneys. The lawsuit alleges that we retained these attorneys and requested that they file a Non-publication Request (“the Request”) pursuant to 35 U.S.C. § 122, in order to ensure that the Application would not be published by the United States Patent & Trademark Office (“USPTO”) until issued as a patent. The lawsuit further alleges that the attorneys failed to file the Request.

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

We believe our claims have merit in the lawsuit. We are unable to determine what rights it may still have, if any, to patent or intellectual property protection in other jurisdictions.

COMPETITION

We expect to compete with much larger and better financed companies in the remote monitoring industry, all of which have superior name recognition, such as ADT, ATT, Pinkerton’s and others. RCI owns the patent by which many of the aforementioned companies will be dependent upon and “MAY” already be infringing in some manner

Remote monitoring is available through a variety of media and processes, including systems integrators, closed circuit television systems, intrusion detection systems, and others. These systems typically incorporate ultrasonic, infrared, vibration, microwave and other sensors to detect door and window openings, glass breakage, vibration, motion, temperature, and noise and transmit through alarms and other peripheral equipment.

For example, the ATT remote monitor integrates with Cingular and Yahoo through cell phones and wireless internet. The user can remotely select the device and determine whether notification will be triggered by door sensors, motion sensors, temperature sensors or a combination. The user can remotely control cameras with pan, tilt and zoom features. The user can download and record or view live camera. The EyeTalk system provides similar capablilities; however with two-way communication and a programmable software interface enabling the system to effectively manage itself if the user desires.

Industry analysts report that both Cysco and IBM are developing new hardware and software applications for remote monitoring that, if successful, could have profound implications for the industry.

Regulation

We are subject to the same federal, state and local laws as other companies conducting business in the software field. Our products are subject to copyright laws. We may become the subject of infringement claims or legal proceedings by third parties with respect to its current or future products. In addition, we may initiate claims or litigation against third parties for infringement of its proprietary rights, or to establish the validity of our proprietary rights. Any such claims could be time-consuming, divert management from our daily operations, result in litigation, cause product delays or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or a similar adversarial proceedings could subject us to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others or require us to cease the marketing or use of certain products, any of which could have a material adverse effect on our business and operating results.

(21)

Results of Operations

Comparison of Twelve months Periods Ended December 31, 2009 and December 31, 2010

Assets.

Assets decreased by $1,168 to $28,142 as of December 31, 2010, or approximately 4%, from $29,310 as of December 31, 2009. This decrease was primarily due to the additional accumulated depreciation and amortization costs offset by an increase in prepaid expenses.

Liabilities. Total liabilities increased by $300,320 to $643,401 as of December 31, 2010, or approximately 87%, from $343,081 as of December 31, 2009. The increase was primarily due to increases accounts payable, notes payable, accrued payroll expenses for payroll that has not been paid to date and the related expected payroll liability and a contingent payroll liability that we have booked on unpaid capital contributions. As our company continued to develop its technology, it has incurred additional development and legal cost associated with protecting its IP rights and furthering the abilities of the technology. We have reclassed $338,763.18 in accounts payable to long term notes payable to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date.

Stockholders' Equity. Stockholders' equity decreased by $301,398 to $(637,489) as of December 31, 2010 or approximately 96% from $(313,771) as of December 31, 2009 The decrease was due primarily to increases in paid in capital from the issuance of stock for services valued at $522,877 and losses of $912,479.

Our company is still a development-stage company and have not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $916,003 and $537,227 for the years ended December 31, 2010 and 2009, respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, and other fees for filing our reports with the Securities and Exchange Commission. Other significant costs include continued research and development and professional fees both related to our further development of our principal product EyeTalk and the related patent.

Liquidity and Capital Resources

General. Our primary sources of cash have been sales of common stock through private placements, notes converted to stock and loans from affiliates. We are a developmental stage company and will rely upon more established third party vendors for many aspects of the manufacture, sale and distribution of its product, if it becomes commercially available in this regard. We previously contracted with Absolutely New, Inc. a California company to identify potential licenses from their database. Under the agreement, Absolutely New identified approximately twenty companies that it believes have a particular use for the EyeTalk. We did not renew the agreement with Absolutely New. We will nonetheless pay Absolutely New twenty percent of any proceeds received as a result of the sale, license, assignment or transfer of the EyeTalk to one of the identified companies for 24 months the termination of the agreement. The termination of the agreement was on September 28th, 2008. We have engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to design the hardware for the EyeTalk system. We expect the software and other sensing technology will be developed by Fusion Next, a North Carolina company. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates.

Cash Flows from Operating Activities. Net cash used in operations of $122,666 for the twelve-months period ended December 31, 2010 was attributable to a net loss of $912,479 which was offset by non-cash expense for depreciation and amortization $13,352 and $263,354 was due an increase in accounts payable, long term notes payable and accrued expenses and 18,250,922 shares issued for services and retirement of debt to vendors, recorded at an average of $.0296 per share.

Cash Flows from Investing Activities. Net cash provided by financing activities was zero for the year ended December 31, 2010..

Cash Flows from Financing Activities. Net cash provided by financing activities of $123,096 for the twelve-month period ended December 31, 2010 was attributable to the issuance of shares for services, plus the repayment of unpaid capital contributions in the amount of $67,881 and the issuance of notes payable $56,966.

(22)

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

(23)

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

(24)

Item 8.    Financial Statements and Supplementary Data

         The information required as to this Item is incorporated by reference from the financial statements and supplementary data listed in Item 15 of Part IV of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There are no events required to be disclosed by the Item.

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

Management's Report on Internal Control Over Financial Reporting

         Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

(25)

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

Directors and Executive Officers.

Name	Age	Title

Ronald Carter	56	Founder, President, CEO, Director

Garry Stevenson	60	Vice President, Director

Bethiel Tesfasillasie	37	Director

Claude McDougal	57	Vice President, Director

Solomon Ali	48	Vice President, Director

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have five directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Ron Carter – Founder, President, CEO, Chairman and Director

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

Garry Stevenson – CFO, Vice President, Director, Secretary

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

Bethiel Tesfasillasie – Director

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

Claude McDougal – Vice President, Director

As President and CEO of the U.S. Financial Alliance Consultants, LLC Group of companies, Claude D. McDougal   has grown a secure foundational base that is built on a vast wealth of resources providing services in various financial and insurance arenas. Prior to forming USFAC, Claude McDougal spent over 20 years in one of the distribution arms for the financial giant Citigroup. As a Senior Vice President in that organization, Claude was directly responsible for recruiting, mentoring and developing Regional Vice Presidents as well as expanding revenue streams through cross-selling various financial products.

Solomon Ali – Vice President, Director

Mr. Ali comes to Revolutionary Concepts with 22 years’ experience in investor relations, corporate finance, investment banking, mergers, acquisitions, corporate structure, and raising investment capital through capital markets, debt and private equity. He is a highly qualified corporate executive, and previously served as Vice President for Primerica, R & R Investments, and raised over $80 million in investment capital and structured financing in his last two transactions. His experience also includes corporate valuation, capitalization structure, development of Private Placement Memoranda, business plans, client positioning, and managing the investment process with securities attorneys and CPA's for SEC regulatory compliance and corporate registration filings.

(26)

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2010 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. Carter filed one Form 4 late.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of our Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Indemnification of Officers and Directors

As permitted by Nevada law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

The Nevada Business Corporation Act excludes personal liability for directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Nevada Business Corporation Act, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right that a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Code of Conduct and Ethics

We are committed to maintaining the highest standards of business conduct and ethics. We have adopted a code of conduct and ethics applicable to our directors, officers and employees. The code of conduct and ethics reflects our values and the business practices and principles of behavior that support this commitment. The code of conduct and ethics satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the American Stock Exchange rules for a “code of conduct and ethics.” A form of the code of conduct and ethics is filed as Exhibit 14.1 was filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-151177).

Item 11.    Executive Compensation

No compensation was awarded to or paid to any executive officer or director of the Company during the years 2005 through 2010 other than $46,937 in 2008 and $35,446 in 2009 recorded as other income and salary to our CEO Ron Carter. Salary for 2010 has been recorded, but remains unpaid.

The following table and the accompanying notes provide summary information for each of the last five fiscal years concerning cash and non-cash compensation paid or accrued.

(27)

Summary Compensation Table

						Non-Equity
Name And				Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards	Awards($)	Compensation	Compensation ($)	Total ($)
Ronald Carter	2005	0	0	0	0	0	$0	0
Chairman of Board	2006	0	0	0	0	0	0	0
And CEO	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	46,937	46,937
	2009	35,446	0	0	0	0	0	35,446
	2010	92,308	0	0	0	0	0	92,308
Gary Stevenson	2005	0	0	0	0	0	0	0
CFO	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Bethiel Tesfasillasie	2005	0	0	0	0	0	0	0
Director	2006	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Claude McDougal	2005	0	0	0	0	0	0	0
Vice President And	2006	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	46,154	0	188,271	0	0	0	234,425
Solomon Ali	2005	0	0	0	0	0	0	0
Vice President And	2006	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	46,154	0	282,407	0	0	0	328,561

The officers and directors have taken limited salary but have taken loans in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $157,585 and $109,952 in 2009 and 2010, respectively and have been recorded as “Unpaid Capital Contributions”. The shares issued to directors, Claude McDougal and Solomon Ali, were issued as part of their agreements and valued at the market value at the time of issuance, $0.10 per share. The salaries for 2010 have not been paid, but have been accrued.

The Company expects these loans to be repaid on a rolling basis throughout the term of the five year loans. After subtracting re-payments made and adding in accumulated interest, the following balances were owed as of years ended 2009 and 2010.

(28)

	12/31/09	12/31/10
Ron Carter	$83,675	$12,577
Garry Stevenson	31,676	33,042
Bethiel Tesfasillasie	42,234	44,086
	$157,585	$109,95

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

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

			Option Awards								Stock Awards
				Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	Name			Exercisable	Unexercisable
Ronald Carter		2009 2010	0 0 0 0					0 0 0 0		0 0	0 0	0 0	0 0	0 0

Garry Stevenson	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	2009 2010	0 0 0 0		0 0	0 0 0 0	0 0	0 0	0 0	0 0

Bethiel Tesfalillasie		2009 0 2010 0			0 0			0 0	0 0	0 0	0 0	0 0	0 0	0 0
Claude McDougal		2009 0 2010 0			0 0			0 0	0 0	0 0	0 0	0 0	0 0	0 0
Solomon Ali		2009 0 2010 0			0 0			0 0	0 0	0 0	0 0	0 0	0 0	0 0

(29)

2010 and 2009 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald Carter	2009	0	0	0	0
	2010	0	0	0	0
Garry Stevenson	2009	0	0	0	0
	2010	0	0	0	0
Betheil Tesfasillasie	2009	0	0	0	0
	2010	0	0	0	0
Claude McDougal	2009	0	0	0	0
	2010	0	0	0	0
Solomon Ali	2009	0	0	0	0
	2010	0	0	0	0

(30)

2010 and 2009 PENSION BENEFITS TABLE

Name		Plan Name		Number of Years Credited Service (#)		Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Ronald Carter	2009	0	0	0	0
	2010	0	0	0	0

		0		0			0

Garry Stevenson 2009 0 0 0 0 2010 0 0 0 0				0		0		0
Bethiel Tesfasillasie 2009 0 0 0 0 2010 0 0 0 0				0		0		0
Claude McDougal 2009 0 0 0 0 2010 0 0 0 0				0		0		0
Solomon Ali 2009 0 0 0 0 2010 0 0 0 0				0		0		0

(31)

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Ronald Carter	2009 2010	0 0	0 0	0 0	0 0	0 0
2010
Garry Stevenson	2009 2010	0 0	0 0	0 0	0 0	0 0
Bethiel Tesfasillasie	2009 2010	0 0	0 0	0 0	0 0	0 0
Claude McDougal	2009 2010	0 0	0 0	0 0	0 0	0 0
Solomon Ali	2009 2010	0 0	0 0	0 0	0 0	0 0

(32)

2010 and 2009 DIRECTOR COMPENSATION TABLE

Change in Pension Value and nonqualified Deferred
Name		Year	Fees Earned or Paid in Cash ($)			Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Compensations Earnings ($)	All other Compensations ($)	Totals ($)
Ronald Carter		2009 2010	35,446 92,308			0 0		0 0	0 0	0 0	0 0	35,446 92,308

Garry Stevenson	2009 2010		0 0	0 0	0 0	0 0	0 0	0 0

Garry Stevenson

2009

2010

0

0

0

0

0

0

0

0

0

0

0

0

0

0

                  Bethiel Tesfalillasie

2009

2010

0

0

0

0

0

0

0

0

0

0

0

0

0

0

Claude McDougal

2009

2010

0

46,154

0

188,271

0

0

0

0

0

0

0

0

0

234,425

Solomon Ali

2009

2010

0

46,154

0

282,407

0

0

0

0

0

0

0

0

0

328,561

(33)

2010 and 2009 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Serverance Payments/Accruals	Change in Control Payments/Accruals ($)	Total ($)
Ronald Carter	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Garry Stevenson	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Bethiel Tesfasillasie	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Claude McDougal	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Solomon Ali	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(34)

2010 and 2009 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Ronald Carter	2009 2010	0 0	0 0	0 0	0 0	0 0
2010
Garry Stevenson	2010 2009	0 0	0 0	0 0	0 0	0 0
Bethiel Tesfasillasie	2009 2010	0 0	0 0	0 0	0 0	0 0
Claude McDougal	2009 2010	0 0	0 0	0 0	0 0	0 0
Solomon Ali	2009 2010	0 0	0 0	0 0	0 0	0 0

(35)

2010 and 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name		Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death		Disability	Change in Control	Basic salary
-
Ronald Carter	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Garry Stevenson	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Bethiel Tesfasillasie	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Claude McDougal	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Solomon Ali	2009 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(36)

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information as of December 31, 2010 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates.

Current

Name and Position Shares Percentage

Ron Carter President/CEO, Director	10,241,960.2705
Garry Stevenson, Vice President, CFO, Director	2,050,600.0542
Bethiel Tesfasillasie, Director	434,800.0115
Claude McDougal, Vice President, Director	1,882,713.0497
Solomon Ali, Vice President, Director	2,824,071.0746
Totals	17,434,144	46.05%

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 65,000,000 shares of Common Stock, par value $.001 per share. The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement.

COMMON STOCK

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules.

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value, of which none shares have issued. been The Board of Directors may issue such shares of Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.

(37)

DIVIDENDS

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Neither our Articles of Incorporation nor Bylaws prevent us from indemnifying our officers, directors and agents to the extent permitted under the Nevada Revised Statute ("NRS"). NRS Section 78.502, provides that a corporation shall indemnify any director, officer, employee or agent of a corporation against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with any the defense to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to Section 78.502(1) or 78.502(2), or in defense of any claim, issue or matter therein.

NRS 78.502(1) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

NRS Section 78.502(2) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable pursuant to NRS 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

NRS Section 78.747 provides that except as otherwise provided by specific statute, no director or officer of a corporation is individually liable for a debt or liability of the corporation, unless the director or officer acts as the alter ego of the corporation. The court as a matter of law must determine the question of whether a director or officer acts as the alter ego of a corporation.

No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed hereby in the Securities Act and we will be governed by the final adjudication of such issue.

Amendment of our Bylaws

  Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

(38)

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

The company paid Sedgefield $150,000 and issued 670,000 restricted common shares, to date under the Agreement with Sedgefield Capital Corporation. Sedgefield owns less than 1% 0f the issued and outstanding shares of the Company. These fees were to cover the costs of legal and audit expenses in connection with the public offering, initial listing in a recognized securities manual such as Standard & Poors or Mergent, registration fees and costs, costs of “Edgarization” and other services required for effectiveness. Sedgefield also assisted in the negotiations with our transfer agents, and has agreed to assist in preparation of materials and to attend meetings, roadshows and consultations with brokers and other industry professionals. A significant portion of these services continued for some time after we had established a trading market.

Gene Johnston, who is affiliated with Sedgefield, has agreed to assist the Company with bookkeeping and to work with our tax accountants and auditor in preparing information requested. These are areas that were not a part of the agreement with Sedgefield. Mr. Johnston is not under contract, but has agreed to work on a month to month basis, until the Company is in a position to staff the accounting area.

As of December 31, 2007, the Company mutually terminated a marketing and public relations agreement with Red Moon Marketing, Inc. and NexCom, both of Charlotte, North Carolina. These agreements involved marketing to a specific Fortune 1000 company, but discussions with that company ended in 2007. The Company paid $83,580.10 to NexCom (Chad T. Jenkins) along with 56,000 shares of restricted common stock and $50,000 to Red Moon and 87,500 sharers of restricted common stock. Red Moon created the website for the Company and provided certain maintenance and upgrades during the existence of their agreement. NexCom made introductions to Motorola Corporation to enter into a joint venture or similar manufacturing and marketing agreement. NexCom continued discussions on our behalf and believed them to be successful until Motorola decided to completely exit the security monitoring space to focus on core needs. Shortly thereafter we terminated the agreement with NexCom

Unpaid Capital Contributions

As of December 31, 2009, the Company had Loans to Shareholders of approximately $157,585 to its officers and directors. As of December 31, 2010, the outstanding loans were $109,952. The advances carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in our income statement.

Stock Option Agreements

The Company has not entered into stock option agreements with the any individuals or companies. The management does anticipate that to secure the services of certain prospective employee that a stock option plan will need to be effective in the very near future. The Company anticipates that such a plan would allow for options at competitive market rates.

(39)

Item 14.    Principal Accounting Fees and Services

         The financial statements for the years ended December 31, 2009 and 2010 have been audited by our auditors, Bongiovanni & Associates, P.A.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was 20 hours.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2009 and 2010 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $3,000 and $2,000, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2009 and 2010 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $500 and $500, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2009 and 2010 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $3,133 and $0, respectively.

Item 15.    Exhibits, Financial Statement Schedules

(a) Documents included as part of this report:

1. The financial statements for the Registrant are included in this report.

Balance Sheets at December 31, 2009 and 2010;	37
Statements of Operations for the years ended December 31, 2009 and 2010; 38	—
Statements of Stockholders' Deficit for the years ended December 31, 2009 and 2010;	39
Statements of Cash Flows for the years ended December 31, 2009, and 2010;	41
Notes to Financial Statements 42

2. See the Index to Exhibits on page 50 of this Form 10-K. 50

(b)Exhibits required by Item 601 of Regulation S-K. See item (a) 3 above. 51

(40)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Revolutionary Concepts, Inc.

We have audited the accompanying balance sheet of Revolutionary Concepts, Inc. (“The Company”) as of December 31, 2010, and the statements of loss, stockholders’ accumulated deficit, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutionary Concepts, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates

Bongiovanni & Associates

Certified Public Accountants

Cornelius, North Carolina

The United States of America

May 18, 2011

(41)

Revolutionary Concepts, Inc.

(A Development Stage Company)

Balance Sheets

as of December 31,

	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$184	$—
Total Current Assets	184	—

Fixed Assets
Accumulated Depreciation	(10,577)	(10,425)
Computer	11,331	11,331
Total Fixed Assets	754	906
Other Assets
Accumulated Amortization	(74,602)	(64,472)
Security Deposits	1,500	1,500
Organizational Costs	—	3,070
Prepaids	12,000	—
Patent Costs	88,306	88,306
Total Other Assets	27,204	28,404

TOTAL ASSETS	$28,142	$29,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$28,646	$303,822
Notes Payable	77,785	20,819
Long Term Notes Payable	338,763	—
Accrued Payroll expenses	214,946	18,440
Total Current Liabilities	643,401	343,081

Stockholders' Equity
Preferred Stock 10,000,000 shares authorized, none issued
Common Stock, .001 par value, 19,606,611 shares
issued and outstanding, 65,000,000 authorized	37,858	19,607
Paid in Capital	2,248,651	1,725,774
Unpaid Capital contributions	(109,952)	(157,585)
Deficit accumulated during the development stage	(2,814,046)	(1,901,567)
	(637,489)	(313,771)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,142	$29,310

See notes to financial statements

(42)

Revolutionary Concepts, Inc.

(A Development Stage Company)

STATEMENT OF INCOME (LOSS)

For years ending December 31, 2009 and 2010

and the period from March 12, 2004 (Inception) to December 31, 2020

			March 12, 2004
	Year Ending	Year Ending	(Inception) to
	December 31,	December 31,	December 31,
	2009	2009	2010

OPERATING EXPENSES
Automobile Expense	$4,608	$4,608	$25,487
Bank Charges	713	1,537	6,834
Compensation	184,625	35,446	220,071
Depreciation and Amortization Expense	13,352	18,710	88,249
Interest Expense	92,880	608	104,912
License and Permits	500	3,580	6,333
Office Expense	3,436	3,476	17,237
Office Supplies	971	1,474	14,565
Payroll taxes	11,936	4,985	31,090
Printing and Reproduction	570	4,455	15,620
Professional Fees	597,648	381,273	1,568,158
Product Research and Development		37,687	560,958
Taxes	64	600	1,305
Telephone Expense	1,192	4,948	21,297
Travel Expense	3,792	26,489	98,926
Website Development	729	2,825	13,754
Other Expenses	1,217	4,526	50,400
Total Operating Expenses	$916,003	$537,227	$2,845,196

OTHER INCOME
Interest and other income	5,754	7,429	33,132

NET (LOSS)	$(912,479)	(529,798)	$(2,814,046)

Weighted number of shares outstanding	20,870,596	18,443,890	20,870,596

(Loss) per weighted number of shares
outstanding	(0.04)	(0.03)	(0.13)

See notes to financial statements

(43)

Revolutionary Concepts, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S ACUMULATED DEFICIT

For the years ending December 31,

2004, 2005, 2006, 2007, 2008, 2009 and 2010

				Unpaid
	Number of	Par	Paid in	Capital	Accumulated
	Shares	Value	Capital	Contribution	(Deficit)	Total
BALANCE MARCH 12, 2004	10,000	1	32,499	—	(3,991)	28,509
(Date of Inception)
Contributed Capital			99,500			99,500

Unpaid capital contributions				(21,695)		(21,695)

Net (Loss)					(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Shares issued after re-domicile	15,990,000	15,999				15,999

Shares for professional services	1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private Placement Memorandum I	850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions				(130,532)		(130,532)

Net (Loss)					(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private Placement Memorandum I	150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash	(144,000)	(144)	(9,500)			(9,644)

Capital contributions repaid				26,496		26,496

Net (Loss)					(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private Placement Memorandum II	642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Shares for professional services	313,500	314	156,436			156,750

Capital contributions repaid				18,335		18,335

Net (Loss)					(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt	630,811	631				631

Paid in capital			314,775			314,775

Unpaid capital contributions				(79,776)		(79,776)

Net (Loss)					(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants	20,000	20	15,480			15,500
10,000 Class A @0.65/share
10,000 Class B @0.90/share

Private Placement Memorandum III	111,600	112	139,388			139,500
Issued from April 21 to Sept. 30, 2009
at $1.25 per share

Shares for professional services	32,500	32	40,593			40,625

Unpaid capital contributions				29,587		29,587

Net (Loss)					(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	19,606,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

Shares for services	18,250,922	18,251	522,877			541,128

Unpaid capital contributions				67,881		67,881

Net (Loss)					(912,479)	(912,479)

BALANCE DECEMBER 31, 2010	37,857,533	$37,858	$2,248,651	$(109,952)	$(2,814,046)	$(637,489)

See notes to financial statements

(44)

Revolutionary Concepts, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ending December 31, 20098 and 2009

and the period from March 12, 2004 (Inception) to December 31, 2009

			March 12, 2004
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(912,479)	(529,798)	$(2,809,229)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,352	18,710	88,249
(Increase) in other assets	(12,000.00)	—	(16,570)
Common stock shares and paid in capital for services	522,877	40,625	820,252
Increase in (decrease) accounts payable, long term notes payable and accrued expenses	263,354	265,057	585,616
NET CASH USED BY OPERATING ACTIVITIES	(122,666)	(205,406)	(1,331,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	—	(11,331)
Investment in patent costs	—	—	(88,306)
NET CASH USED BY INVESTING ACTIVITIES	—	—	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	112	1,754
Issuance of common stock shares for warrants	—	20	20
Issuance of common stock shares for retirement of liabilities	18,251	—	18,882
Issuance of notes payable	56,966	20,819	362,450
Retirement of notes payable	—	—	(307,500)
Paid in capital from private placements and warrants	—	154,868	992,471
Capital contributions	—		462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions	47,633	29,587	(109,952)
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,098	205,406	1,431,503

NET INCREASE(DECREASE) IN CASH	184	0	184

CASH BALANCE BEGINNING OF PERIOD	0	0	0

CASH BALANCE END OF PERIOD	$184	0	$184

SUPPLEMENTAL DISCLOSURES
Interest paid	$88,970	608	$6,379

See notes to financial statements

(45)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2010

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

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards that are available to be carried forward to future years for tax purposes.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change

(46)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

 In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange

(47)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2010

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

(48)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2010

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the company to receive advances from the company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31,

(49)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2010

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

2009 and 2010 the advances totaled $157,585 and $109,952, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:

	12/31/10	12/31/09
Professional fees	$28,446	$94,235
Other	5,491	247
Accrued payroll and payroll taxes	214,946	18,348
Legal fees	85,995	67,792
Consulting fees	252,968	123,200
	$585,616	$303,822

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

The Company alleges professional malpractice by a patent agent, professional malpractice by attorneys, failure to supervise a non-attorney employee, respondent superior, misappropriation of funds and breach of contract.  The outcome of this lawsuit cannot be determined at this time and attorney’s fees associated with the lawsuit are contingent upon a successful outcome in this case.

In July and August 2009 the Company issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into on note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, the board of directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carter of $75,000 with interest of 10%, by a shareholder.  The note became due in November 2010.

On October 5, 2010, the company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim is $100,996, plus interest at 18% and legal costs. The Company is working to resolve the matter through the court system, but is unable to determine the outcome.

.

NOTE 6 – CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, raised capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  During 2009, the company raised $139,500 in a private placement priced at $1.25 per share for a total of 111,600 shares and had 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares.  During the nine months ending September 30, 2010 the Company had 14,538 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 24,538 common shares, increasing paid in capital $18,450.  The warrants have now expired and no further warrants may be exercised.

(50)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2010

NOTE 7 – INTELLECTUAL PROPERTY

The patent no. US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In accordance with FASB 86, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.   The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB 86.  The following are patent pending applications;  Video system for individually selecting and viewing events at a venue.  The Detection and viewing system method for providing multiple viewing opportunities of events at a venue.  Feeding pacifier with removable fluid source.  Mole surveillance system.  Medical audio/video communications system.  Real estate audio/video monitoring communication system.

NOTE 8 – COMMON STOCK SHARES FOR SERVICES

In January 2005, the Company issued one million shares of common stock for professional, legal and consulting fees.  This transaction was recorded in accordance with FASB 123R at $.10 per share.  These initial shares for services were issued before the Company raised any capital by private offering and was therefore valued at the value of services provided.  In the year ending December 31, 2007, the Company issued 313,500 shares of common stock for professional services.  These transactions were also recorded in accordance with FASB 123R at $.50 per share based on the value indicated from the shares sold in the prior private placement memorandum. In July 2010, the Company issued 4,706,784 shares of restricted common stock for professional services.  These shares were valued at $.10 the price being quoted on the OTC Pinksheets on the date of issue. In October 2010, the company issued 17,400 restricted common shares for services.

NOTE 9 – CONVERSION OF DEBT TO EQUITY

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties.  On May 5, 2008 the Company issued another note payable $300.000 to another non-related party at 4% interest which began to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. The Company has issued 631,000 shares of restricted common stocks to the note holders in exchange for the retirement of debt and interest payable. During November and December 2010, the Company issued 13,517,200 shares of restricted common stocks to the note holders in exchange for the retirement of debt and interest payable.

NOTE 10 – NOTES PAYABLE

In July and August 2009 the Company issued two notes payable in the total amount of $20,000.  These notes bear interest at a rate of 10%.   Principal and interest are due in May 2010. These notes are in default and a claim for judgment has been filed.  In September and October 2010 the Company issued notes payable to US Financial and Richard Carter totaling $57,785, affiliates of two of our board members.  The notes bear an interest of 10% and become due starting in November 2010.

We have reclassed $338,763.18 in accounts payable to long term notes payable to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date.

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

Note 12 – Subsequent Events

On October 1, 2010, the board of directors of the Company approved an amendment to the Company’s Articles of Incorporation, as amended to date, increasing the number of authorized shares of common stock from 65,000,000 to 1,000,000,000.  The increase in authorized shares will become effective pursuant to approval by a majority of shareholders and a Certificate of Amendment to the Articles of Incorporation filed with the Secretary of State of the State of Nevada on, and effective as of the filing date. A shareholder vote has not taken place to date.

(51)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2010

Note 12 – Subsequent Events (Continued)

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for a note that was in default as of June 1, 2010, in the amount of $20,559, plus 10% interest. On January 7, 2011, the note holder amended the filing to include a personal loan to our president that was in default as of December 1, 2010 in the amount of $80,437, plus 10% interest, which the Company guaranteed.  The total amount of the claim is $100,996, plus interest accumulated through the original due dates, and 18% interest after the default date of the notes through the date of the judgment and then at the statutory rate until resolved . On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. Mr. Carter and the company are working to resolve the matters and are unable to determine the final outcome until settlement is reached or payment arrangements have been made.

(52)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolutionary Concepts, Inc.

By:/s/ Ron Carter April 15, 2011

Ron Carter

President and Chief Executive Officer

By: /s/ Garry Stevenson April 15, 2011

Garry Stevenson

Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Carter Name: Ron Carter	Director	May 17, 2011

/s/ Garry Stevenson Name: Garry Stevenson	Director	May 17, 2011

/s/ Bethiel Tesfasillasie Name: Bethiel Tesfasillasie	Director	May 17, 2011

/s/ Claude McDougal Name: Claude McDougal	Director	May 17, 2011

/s/ Solomon Ali	Director	May 17, 2011

Name: Solomon Ali

(53)

Exhibit Index

The following is a list of Exhibits on file with the commission:

Exhibit No.	Description of Exhibit

-------------- -------------------

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