Form 10-Q
period 2011-03-31
Revolutionary Concepts Inc
filed 2011-05-23
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

Commission File Number 333-151177

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or	Classification Code Number)	Identification No.)
Organization)

Revolutionary Concepts, Inc.

6000 Fairview Rd, Suite 1425

Charlotte, NC 28210

980-225-5376

(Address and telephone number of principal executive offices and principal place of business)

Ron Carter, President

Revolutionary Concepts, Inc.

6000 Fairview Rd, Suite 1425

Charlotte, NC 28210

980-225-5376

(Name, address and telephone number of agent for service)

Copies to:

Jill Arlene Robbins

Attorney at Law
525 93 Street
Surfside, Florida 33154
(305) 531-1174
(305) 531-1274 (facsimile)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,857,533 shares as of May 23, 2011.

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

Revolutionary Concepts, Inc. has included its unaudited condensed balance sheet as of March 31, 2011 and December 31, 2010 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2010 and 2011, and for the period from March 12, 2004 (date of inception) through March 31, 2011, together with unaudited condensed notes thereto.  In the opinion of management of Revolutionary Concepts, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Revolutionary Concepts, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Revolutionary Concepts, Inc. and the notes thereto for the year ended December 31, 2010 included in our annual report on Form 10-K.

(3)

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Balance Sheet

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$—	$184
Total Current Assets	—	184
Fixed Assets
Computer equipment	11,331	11,331
Accumulated depreciation	(10,954)	(10,577)
Total Net Fixed Assets	377	754
Other Assets
Security deposits	1,500	1,500
Patent costs	88,306	88,306
Accumulated amortization	(79,017)	(74,602)
Total Other Assets	10,789	15,204
TOTAL ASSETS	$11,166	$16,142
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$110,385	$32,951
Current portion of long-term debt	1,185	1,185
Accrued payroll expenses	343,237	214,946
Total Current Liabilities	454,807	249,082
Long-term Debt
Notes payable	338,764	338,764
Notes payable - related parties	82,785	77,785
Total Long-term Debt	421,549	416,549
Stockholders' Deficit
Preferred stock 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 37,857,533 shares
issued and outstanding, 1,000,000,000 authorized	37,858	37,858
Additional paid in capital	2,248,651	2,248,651
Unpaid capital contributions (note 3)	(120,211)	(121,952)
Deficit accumulated during the development stage	(3,031,488)	(2,814,046)
	(865,190)	(649,489)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,166	$16,142

See Notes to Financial Statements

(4)

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Operations

(Unaudited)

			March 12, 2004
	Quarter ended	Quarter ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(217,442)	$(18,255)	$(3,031,488)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	4,792	3,735	89,971
(Increase) in security deposits	—	—	(1,500)
Common shares issued for services received	—	—	839,110
Increase in (decrease) accounts payable and accrued expenses	205,725	(54,684)	453,622
NET CASH (USED IN) OPERATING ACTIVITIES	(6,925)	(69,204)	(1,650,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(11,331)
Investment in patent costs	—	—	(88,306)
NET CASH (USED IN) INVESTING ACTIVITIES	—	—	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	44
Issuance of notes payable	5,000	—	730,234
Retirement of notes payable	—	—	(307,500)
Paid in capital from private placements	—	—	992,471
Capital contributions	—	15,500	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (note 3)	1,741	53,704	(120,211)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,741	69,204	1,749,922

NET INCREASE(DECREASE) IN CASH	(184)	0	0

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	184	0	0

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$0	$0	$0

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,667	$513	$102,669

Income taxes paid	$—	$—	$—

See Notes to Financial Statements

(5)

Revolutionary Concepts, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S DEFICIT

For the Period From Inception (March 12, 2004) and For the years ending December 31,

2005, 2006, 2007, 2008, 2009 and 2010 and the Three Months Ended March 31, 2011

					Deficit
					Accumulated
			Additional	Unpaid	During the
	Number of	Par	Paid in	Capital	Development
	Shares	Value	Capital	Contribution	Stage	Total
BALANCE MARCH 12, 2004	10,000	1	32,499	—	(3,991)	28,509
(Date of Inception)
Contributed Capital			99,500			99,500

Unpaid capital contributions (note 3)				(21,695)		(21,695)

Net (Loss)					(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Common shares issued after re-domicile	15,990,000	15,999				15,999

Common shares for services received	1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private placement memorandum I	850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions (note 3)				(130,532)		(130,532)

Net (Loss)					(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private placement memorandum I	150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash	(144,000)	(144)	(9,500)			(9,644)

Unpaid capital contributions (note 3)				26,496		26,496

Net (Loss)					(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private placement memorandum II	642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Shares for professional services	313,500	314	156,436			156,750

Unpaid capital contributions (note 3)				18,335		18,335

Net (Loss)					(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt	630,811	631				631

Additional paid in capital			314,775			314,775

Unpaid capital contributions (note 3)				(79,776)		(79,776)

Net (Loss)					(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants	20,000	20	15,480			15,500
10,000 Class A @0.65/share
10,000 Class B @0.90/share

Private placement memorandum III	111,600	112	139,388			139,500
Issued from April 21 to Sept. 30, 2009
at $1.25 per share

Common shares for services received	32,500	32	40,593			40,625

Unpaid capital contributions (note 3)				29,587		29,587

Net (Loss)					(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	19,606,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

Common shares for services received	18,226,384	18,226	504,442			522,668
and accounts payable paid with
common stock

Shares issued for warrants	24,538	25	18,435			18,460
14,538 Class A @0.65/share
10,000 Class B @0.90/share

Unpaid capital contributions (note 3)				35,633		35,633

Net (Loss)					(912,479)	(912,479)

BALANCE DECEMBER 31, 2010	37,857,533	$37,858	$2,248,651	$(121,952)	$(2,814,046)	$(649,489)

Unpaid capital contributions (note 3)				1,741		1,741

Net (Loss)					(217,442)	(217,442)

BALANCE March 31, 2011	37,857,533	$37,858	$2,248,651	$(120,211)	$(3,031,488)	$(865,190)

See Notes to Financial Statements

(6)

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Cash Flows

			March 12, 2004
	Quarter ended	Quarter ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(217,442)	$(18,255)	$(3,031,488)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	4,792	3,735	89,971
(Increase) in security deposits	—	—	(1,500)
Common shares issued for services received	—	—	839,110
Increase in (decrease) accounts payable and accrued expenses	205,725	(54,684)	453,622
NET CASH (USED IN) OPERATING ACTIVITIES	(6,925)	(69,204)	(1,650,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(11,331)
Investment in patent costs	—	—	(88,306)
NET CASH (USED IN) INVESTING ACTIVITIES	—	—	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	44
Issuance of notes payable	5,000	—	730,234
Retirement of notes payable	—	—	(307,500)
Paid in capital from private placements	—	—	992,471
Capital contributions	—	15,500	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (note3)	1,741	53,704	(120,211)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,741	69,204	1,749,898

NET INCREASE(DECREASE) IN CASH	(184)	0	0

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	184	0	0

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$0	$0	$0

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,667	$513	$102,669

Income taxes paid	$0	$0	$0

See Notes to Financial Statements

(7)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2011

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended March 31, 2011 and 2010. For the periods from inception (March 12, 2004) to March 31, 2011, no stock options were committed to be issued to employees.

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

(8)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2011

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

Depreciation – Depreciation is computed using the straight-line method over the assets’ expected useful lives.

Intangible and Other Long-Lived Assets, Net - (Included in Accounting Standards Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” previously SFAS No. 142 and ASC 985 “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” previously SFAS No. 86)

Intangible assets are comprised of software development costs and legal fees incurred in order to obtain the patent. The software development costs are capitalized in accordance with SFAS 86. Costs of producing product masters incurred subsequent to establishing technological feasibility shall be capitalized. Those costs include coding and testing performed subsequent to establishing technological feasibility. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The fees incurred in order to obtain the patent are capitalized in accordance with SFAS 142 “Goodwill and Other Intangible Assets. This Statement applies to costs of internally developing identifiable intangible assets that an entity recognizes as assets APB Opinion 17, paragraphs 5 and 6. The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

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

(9)

(Accounting Standards Update (“ASU”) 2009-01)

 In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2011

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the REVOLUTIONARY CONCEPTS, INC.

(10)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2011

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In April 2010, the FASB issued ASU No. 2010-13 which will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010.  The Company adopted this ASU in the quarter ended March 31, 2011.  Adoption of this ASU did not have a material financial impact on our consolidated financial statements.

In January 2011, the FASB released Accounting Standards Update No. 2011-01 (“ASU 2011-01”), Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the disclosure requirements surrounding troubled debt restructurings. These disclosures are effective for reporting periods ending on or after June 15, 2011. We do not expect the disclosure requirements to have a material impact on our current disclosures.

In April 2011, the FASB released Accounting Standards Update No. 2011-02 (“ASU 2011-02”), Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance for determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. ASU 2011-02 also requires companies to disclose the troubled debt restructuring disclosures that were deferred by ASU 2011-01. The guidance in ASU 2011-02 is effective for public companies in the first reporting period ending on or after June 15, 2011, but the amendment must be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 is not expected to materially impact our consolidated financial statements.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the Company to receive advances from the Company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2010 and March 31, 2011 the advances totaled $121,952 and $120,211, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

The company has several Notes payable to US Financial, Rainco and Richard M. Carter, which are affiliates of two of our board members, Claude McDougal and Solomon Ali. The total of these notes as of March 31, 2011 were $62,785. The notes bear an interest of 10% and began to become due starting in November 2010.

(11)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2011

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	12/31/2010	3/31/2011

Professional fees	$28,446	$26,764
Other	5,491	2.277
Accrued payroll and payroll taxes	214,946	353,357
Legal fees	85,995	61,910
Consulting fees	252,968	10,500
	$585,616	$454,808

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

NOTE 7 – INTELLECTUAL PROPERTY

The patent no. US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In accordance with FASB 86, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.   The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB 86.  The following are patent pending applications;  Video system for individually selecting and viewing events at a venue.  The Detection and viewing system method for providing multiple viewing opportunities of events at a venue.  Feeding pacifier with removable fluid source.  Mole surveillance system.  Medical audio/video communications system.  Real estate audio/video monitoring communication system. To date, the Company has expensed $88,306 for filing and legal fees related to our patent and patent pending intellectual property.

NOTE 8 – COMMON STOCK SHARES FOR SERVICES RECEIVED

In July 2010, the Company issued 4,706,784 shares of restricted common stock for professional services.  These shares were valued at $.10 the price being quoted on the OTC Pinksheets on the date of issue. In October 2010, the Company issued 12,400 restricted common shares for services received.

(12)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2011

NOTE 9 – CONVERSION OF DEBT TO EQUITY

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties.  On May 5, 2008 the Company issued another note payable $300.000 to another non-related party at 4% interest which began to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. The Company has issued 631,000 shares of restricted common stocks to the note holders in exchange for the retirement of debt and interest payable. During November and December 2010, the Company issued 13,517,200 shares of restricted common stock to the note holders in exchange for the retirement of debt and interest payable. To date, these shares have retired $52,000 in accounts payable.

NOTE 10 – NOTES PAYABLE

In July and August 2009 the Company issued two notes payable in the collective amount of $20,000.  These notes bear interest at a rate of 10%.   Principal and interest are due in May 2010. These notes are currently in default and a claim for judgment has been awarded.  At various times during 2010 and 2011 the Company issued notes payable to US Financial, Rainco and Richard M. Carter totaling $62,785, affiliates of two of our board members.  The notes bear an interest of 10% and became due starting in November 2010. $57,785 of the total are currently due on demand.

During 2010, the Company reclassified $338,763 in accounts payable to long term notes payable to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date. These notes do not bear any interest and begin coming due in July 2011. The notes can be converted to common stock at a price of $.005 per share of restricted common stock.

NOTE 11 – GOING CONCERN

The losses, negative cash flows from operations, and negative working capital deficiency sustained by the Company raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

(13)

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

(14)

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

o    an external unit(s) (the ‘Smart Camera EyeTalk Technology)

o    a Central Application Server which may be a home personal computer (“PC”)

o    a remote access device, typically a standard smart phone or other compatible smart device

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

(15)

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

o    provides remote access

o    provides a database of activity to and from a facility

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

(16)

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

For example, the ATT remote monitor integrates with Cingular and Yahoo through cell phones and wireless internet. The user can remotely select the device and determine whether notification will be triggered by door sensors, motion sensors, temperature sensors or a combination. The user can remotely control cameras with pan, tilt and zoom features. The user can download and record or view live camera. The EyeTalk system provides similar capabilities; however with two-way communication and a programmable software interface enabling the system to effectively manage itself if the user desires.

Industry analysts report that both Cisco and IBM are developing new hardware and software applications for remote monitoring that, if successful, could have profound implications for the industry.

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

(17)

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Operating Expenses We have not begun to generate revenue our total operating expenses for the three-month period ended March 31, 2011 increased to $218,582 from $20,177 over the prior year period. This increase is primarily attributable to compensation, taxes and professional fees.

Net Loss. Our net loss for the three-month period ended March 31, 2011 increased to $(217,442) from $(18,255) over the prior year period. Once again attributable primarily to compensation, taxes and professional fees.

Assets. Assets decreased by $4,976 to $11,166 as of March 31, 2011, from $16,142 as of December 31, 2010. This decrease was primarily due to depreciation and amortization.

Liabilities. Total liabilities increased by $210,725 to $876,356 as of March 31 2011, from $665,631 as of December 31, 2010. The increase is attributable to the increase in accounts payable $77,434, the increase in accrued payroll liabilities $128,291 and an addition to notes payable $5,000.

Stockholders' Equity. Stockholders' equity decreased by $215,701 to $(865,190) as of March 31, 2011 from $(649,489) as of December 31, 2010. The decrease was due primarily to continuing losses from operations.

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

Overall, the Company’s cash position did not change significantly for the three-month period ended March 31, 2011 over the prior year period, as result of $6,925 net cash used in operating activities and $6,741 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $6,925 for the three-month period ended March 31, 2011 is attributable to increase in accounts payable $205,725, net operating expenses $(217,2442) reduced by depreciation and amortization $4,792.

Cash Flows from Investing Activities. There were no investing activities for the three-month period ended March 31, 2011.

Cash Flows from Financing Activities. Net cash provided by financing activities of $6,741 for the three-month period ended March 31, 2011 is attributable to the decrease in unpaid capital contributions $1,741 and an increase in notes payable $5,000.

(18)

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

ITEM 1A. RISK FACTORS

Refer to our “Risk Factors” in our Registration Statement on Form S-1 and our Form 10-K for the period ended December 31, 2010 (SEC File Number 333-151177) on the website at www.sec.gov

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(19)

Exhibit No. Description

----------- -----------

31.1 Sec. 302 Certification of Principal Executive Officer

31.2 Sec. 302 Certification of Principal Financial Officer

32.1 Sec. 906 Certification of Principal Executive Officer

32.2 Sec. 906 Certification of Principal Financial Officer

----------

* Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 and our Form 10-K for the period ended December 31, 2010, (SEC File Number 333-151177) on the website at www.sec.gov

(20)

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

May 23, 2011 Registrant: Revolutionary Concepts, Inc.

By: /s/ Garry Stevenson

----------------------------------------------

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)

(21)