Form 10-K/A
period 2010-12-31
Revolutionary Concepts Inc
filed 2011-06-30
CIK 1320767

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
Organization)

Revolutionary Concepts, Inc.

6000 Fairview Road, Suite 1425

Charlotte, NC 28210

980-225-5376

(Address and telephone number of principal executive offices and principal place of business)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Pinksheets / OTCQB

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

Large accelerated filer Yes ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $1,024,237

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At June 28, 2011, there were 37,857,533 shares of Common Stock, $0.001 par value per share issued and outstanding

Documents Incorporated By Reference

None

EXPLANATORY NOTE:

The Board of Directors and officers of the Company have decided to revise and amend certain disclosures in this Form 10-K/A for the year ended December 31, 2010, specifically to revise certain matters in the financial statements and some Scribner’s errors. Other than these changes, the disclosures in this amended report are as of the initial filing date of April 18, 2010 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

(1)

(2)

Special Note Regarding Forward-Looking Statements

Some of our statements under "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations,"" the Notes to Financial Statements and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to certain events, risks and uncertainties that may be outside our control. Some of these forward-looking statements include statements of:

·        management's plans, objectives and budgets for its future operations and future economic performance;

·        capital budget and future capital requirements;

·        meeting future capital needs;

·        realization of any deferred tax assets;

·        the level of future expenditures;

·        impact of recent accounting pronouncements;

·        the outcome of regulatory and litigation matters;

·        the assumptions described in this report underlying such forward-looking statements; and

·        Actual results and developments may materially differ from those expressed in or implied by such statements due to a number of factors, including:

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

The EyeTalk has four distinct physical parts:

• an internal unit(s) (the ‘Indoor Mobile Monitor’)

•  an external unit(s) (the ‘Welcome System’)

•  a Central Application Server which may be a home personal computer (“PC”)

•  a remote access device, typically a standard smart phone or compatible device

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

(5)

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

OUR OFFICERS HAVE RECEIVED LOANS THAT MAY HAVE TO BE EXPENSED AND WHICH MAY CREATE CERTAIN TAX OBLIGATIONS.

From our date of incorporation, February 2005, through the date of this filing, the officers of the Company have not taken salaries but have taken advances from the Company, some of which have been repaid. The Company has booked these loans to shareholders as unpaid capital contributions on the balance sheet. As of December 31, 2009, the Company had loans to shareholders of approximately $157,585 to its officers and directors. As of December 31, 2010, the outstanding loans to the officers and directors were $121,952 . The loans carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. If for any reason some of these loans default they will be written off as compensation expense in the income statement and the Company has already accrued estimated payroll taxes due at $7, 470 as of December 31, 2010 for the principal amount of the unpaid capital contributions.

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

(8)

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

Because the principal stockholders own approximately 46.05% of our Common Stock regardless of the number of warrants exercised they may dispose of a substantial percentage of their stock subject to Rule 144 trading volume limitations. If substantial amounts of any of these shares are sold there may be downward price pressures on the Common Stock price, causing the market price of the Common Stock to decrease in value. In addition, this selling activity could:

•  Decrease the level of public interest in its common stock;

•  Inhibit buying activity that might otherwise help support the market price of its common stock; and

•  Prevent possible upward price movements in its common stock.

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

(10)

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

(11)

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

	High	Low
Fiscal Year 2010

Third Quarter (September 13– September 30 2010)	$0.27	$0.15
Fourth Quarter (October – December 2010)	$0.82	$0.24

Fiscal Year 2011
First Quarter (January – March 2011)	$0.60	$0.05

On May 25, 2011, the closing bid price of our common stock was $0.045.

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

(13)

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

(14)

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

(15)

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $157,585and $121,952 in 2009 and 2010, respectively.

Management expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and adding accumulated interest, balances were due as of year ended 2009 and 2010 as follows:

	12/31/09	12/31/10
Ron Carter	$83,675	$44,824
Garry Stevenson	31,676	33,042
Bethiel Tesfasillasie	42,234	44,086
	$157,585	$121,952

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

(16)

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

(17)

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

The EyeTalk has four distinct physical parts:

•  an internal unit(s) (the ‘Indoor Mobile Monitor’)

•  an external unit(s) (the ‘Smart Camera EyeTalk Technology)

•  a Central Application Server which may be a home personal computer (“PC”)

•  a remote access device, typically a standard smart phone or other compatible smart device

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

(18)

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

(19)

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

(20)

Results of Operations

Comparison of Twelve months Periods Ended December 31, 2009 and December 31, 2010

Assets.

Assets decreased by $13,168 to $16,142 as of December 31, 2010, or approximately 45%, from $29,310 as of December 31, 2009. This decrease was primarily due to the accumulated depreciation and amortization.

Liabilities. Total liabilities increased by $312,550 to $665,631 as of December 31, 2010, or approximately 89%, from $353,081 as of December 31, 2009. The increase was primarily due to increases in notes payable, accrued payroll expenses for payroll and the related expected payroll liability and a contingent payroll liability that we have recorded as unpaid capital contributions. As the Company continued to develop its technology, it has incurred additional development and legal cost associated with protecting its IP rights and furthering the abilities of the technology. We have reclassified $289,787 in accounts payable to $84,950 in accrued interest payable and $204,837 to long term notes payable to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date.

Stockholders' Equity. Stockholders' equity decreased by $335,718 to $(649,489) as of December 31, 2010 or approximately 107% from $(313,771) as of December 31, 2009 The decrease was due primarily to increases in paid in capital from the issuance of stock for services valued at $522,678 and a net loss of $912,479 for the year.

The Company is still a development-stage company and has not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $825,353 and $536,619 for the years ended December 31, 2010 and 2009, respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, and other fees for filing our reports with the Securities and Exchange Commission. Other significant costs include continued research and development and professional fees both related to our further development of our principal product EyeTalk and the related patent.

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

Cash Flows from Operating Activities. Net cash used in operations of $315,702 for the twelve-months period ended December 31, 2010 was attributable to a net loss of $912,479 and a increase in accounts payable and accrued expenses of $60,747 which was offset by a non-cash expense for depreciation and amortization of $13,352 and the issuance of 4,709,124 shares for services received recorded at an average of $.10 per share.

Cash Flows from Investing Activities. Net cash provided by financing activities was zero for the year ended December 31, 2010.

(21)

Cash Flows from Financing Activities. Net cash provided by financing activities of $15,886 for the twelve-month period ended December 31, 2010 was attributable to the issuance of notes payable $261,803, plus the repayment of unpaid capital contributions in the amount of $35,633.

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

(22)

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

(23)

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

Item 9B.    Other Information

        None.

(24)

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

Directors and Executive Officers.

Name	Age	Title

Ronald Carter	56	Founder, President, CEO, Director

Garry Stevenson	60	Vice President, Director

Bethiel Tesfasillasie	37	Vice President, Director

Claude McDougal	57	Vice President

Solomon Ali	48	Vice President, Director

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

Bethiel Tesfasillasie – Vice President, Director

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

Ms. Tesfasillasie is a Board Member of the Charlotte Black Chamber of Commerce and speaks four languages. In 2001, Ms. Tesfasillasie filed for protection from creditors under a chapter of the U. S. Bankruptcy Code which was discharged and closed in 2005.

(25)

Claude McDougal – Vice President

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

(26)

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

The officers and directors have taken limited salary but have taken loans in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $157,585 and $121,952 in 2009 and 2010, respectively and have been recorded as “Unpaid Capital Contributions”. The shares issued to directors, Claude McDougal and Solomon Ali, were issued as part of their agreements and valued at the market value at the time of issuance, $0.10 per share. The salaries for 2010 have not been paid, but have been accrued.

The Company expects these loans to be repaid on a rolling basis throughout the term of the five year loans. After subtracting re-payments made and adding in accumulated interest, the following balances were owed as of years ended 2009 and 2010.

	12/31/09	12/31/10
Ron Carter	$83,675	$44,824
Garry Stevenson	31,676	33,042
Bethiel Tesfasillasie	42,234	44,086
	$157,585	$121,952

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

(27)

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	OPTION AWARDS						STOCK AWARDS
										Equity
										Incentive
				Equity					Equity Incentive	Plan Awards:
				Incentive					Plan Awards:	Market or
		Number of	Number of	Plan Awards:				Market	Number of	Payout Value
		Securities	Securities	Number of			Number of	Value of	Unearned	of Unearned
		Underlying	Underlying	Securities			Shares or	Shares or	Shares, Units	Shares, Units
		Unexercised	Unexercised	Underlying			Units of	Units of	or Other	or Other
		Options	Option	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
				Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
				Options	Price	Expiration	Vested	Vested	Vested	Vested
		#	#	#	($)	Date	(#)	($)	(#)	($)

NAME		Exercisable	Unexercisable

Ronald Carter	2009	0	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0	0

Garry Steveson	2009	0	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0	0

Bethiel Tesfalillasie	2009	0	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0	0

Claude McDougal	2009	0	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0	0

Solomon Ali	2009	0	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0	0

(28)

2010 and 2009 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Ronald Carter	2009	0	0	0	0
	2010	0	0	0	0
Garry Stevenson	2009	0	0	0	0
	2010	0	0	0	0
Betheil Tesfasillasie	2009	0	0	0	0
	2010	0	0	0	0
Claude McDougal	2009	0	0	0	0
	2010	0	0	0	0
Solomon Ali	2009	0	0	0	0
	2010	0	0	0	0

(29)

2010 and 2009 PENSION BENEFITS TABLE

			Number of Years	Present Value	Payments During Last
			Credited Service	of Accumulated Benefit	Fiscal Year
		Plan Name	(#)	($)	($)
NAME

Ronald Carter	2009		0	0	0
	2010
Garry Steveson	2009		0	0	0
	2010
Claude McDougal	2009		0	0	0
	2010
Bethiel Tesfalillasie	2009		0	0	0
	2010
Solomon Ali	2009		0	0	0
	2010

(30)

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

		Executive Contributions	Registrant Contributions	Aggregate Earnings	Aggregate Withdrawals/	Aggregate Balance
		in Last Fiscal Year	in Last Fiscal Year	in Last Fiscal Year	Distributions	at Last Fiscal Year-End
		($)	($)	($)	($)	($)
NAME

Ronald Carter	2009	0	0	0	0	0
	2010	0	0	0	0	0
Garry Steveson	2009	0	0	0	0	0
	2010	0	0	0	0	0
Claude McDougal	2009	0	0	0	0	0
	2010	0	0	0	0	0
Bethiel Tesfalillasie	2009	0	0	0	0	0
	2010	0	0	0	0	0
Solomon Ali	2009	0	0	0	0	0
	2010	0	0	0	0	0

(31)

2010 and 2009 ALL OTHER COMPENSATION TABLE

		Perquisites			Company		Change
		and Other			Contibutions	Severance	in Control
		Personal	Tax	Insurance	to Retirement	Payments /	Payments /
		Benefits	Reimbursements	Premiums	and 401(k) Plans	Accruals	Accruals	Total
NAME	Year	($)	($)	($)	($)	($)	($)	($)

Ronald Carter	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Garry Steveson	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Claude McDougal	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Bethiel Tesfalillasie	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
Solomon Ali	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

(32)

2010 and 2009 PERQUISITES TABLE

		Personal Use of Company	Financial Planning/			Total Perquisites and
NAME	Year	Car/Parking	Legal Fees	Club Dues	Executive Relocation	Other Personal Benefits

Ronald Carter	2009	0	0	0	0	0
	2010	0	0	0	0	0
Garry Steveson	2009	0	0	0	0	0
	2010	0	0	0	0	0
Bethiel Tesfalillasie	2009	0	0	0	0	0
	2010	0	0	0	0	0
Claude McDougal	2009	0	0	0	0	0
	2010	0	0	0	0	0
Solomon Ali	2009	0	0	0	0	0
	2010	0	0	0	0	0

(33)

 2010 and 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

			Before Change in Control Termination	After Change in Control Termination
NAME	Year	Benefit	w/o Cause or for Good Reason	w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control	Basic salary

Ronald Carter	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Garry Steveson	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Bethiel Tesfalillasie	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Claude McDougal	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Solomon Ali	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(34)

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

Name and Position	Shares	Current Percentage
Ron Carter President/CEO, Director	10,241,960	.2705
Garry Stevenson, Vice President, CFO, Director	2,050,600	.0542
Bethiel Tesfasillasie, Vice President, Director	434,800	.0115
Claude McDougal, Vice President	1,882,713	.0497
Solomon Ali, Vice President, Director	2,824,071	.0746
Totals	17,434,144	46.05%

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

(35)

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

(36)

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

As of December 31, 2009, the Company had Loans to Shareholders of approximately $157,585 to its officers and directors. As of December 31, 2010, the outstanding loans were $121,952 . The advances carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in our income statement.

Stock Option Agreements

The Company has not entered into stock option agreements with the any individuals or companies. The management does anticipate that to secure the services of certain prospective employee that a stock option plan will need to be effective in the very near future. The Company anticipates that such a plan would allow for options at competitive market rates.

(37)

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

Audit Fees

Aggregate fees billed to us during years ended December 31, 2009 and 2010 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $12,000 and $12,000 , respectively.

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

All Other Fees

Aggregate fees billed during the years ended December 31, 2009 and 2010 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

(38)

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) Documents included as part of this report:

1. The financial statements for the Registrant are included in this report.

Balance Sheets for the years ended December 31, 2009 and 2010

Statements of Stockholders' Deficit for the years ended December 31, 2009 and 2010;

Statements of Cash Flows for the years ended December 31, 2009, and 2010;

Notes to Financial Statements

2. See the Index to Exhibits on page 50 of this Form 10-K.

(b)Exhibits required by Item 601 of Regulation S-K. See item (a) 3 above.

(39)

BONGIOVANNI & ASSOCIATES, C.P.A.’s

19720 Jetton Road, 3 rd Floor

Cornelius, North Carolina 28031 (USA)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Revolutionary Concepts, Inc.

We have audited the accompanying balance sheets of Revolutionary Concepts, Inc. (a Development Stage Company) (“The Company”) as of December 31, 2010 and 2009, and the statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutionary Concepts, Inc. (a Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bongiovanni & Associates

Bongiovanni & Associates

Certified Public Accountants

Cornelius, North Carolina

The United States of America

June 1, 2011

(40)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

BALANCE SHEETS
as of December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$184	$—
Total Current Assets	184	—

Fixed Assets:
Computer equipment	11,331	11,331
Accumulated depreciation	(10,577)	(10,425)
Total Net Fixed Assets	754	906

Other Assets:
Patent costs	88,306	88,306
Accumulated Amortization	(74,602)	(64,472)
Patent Costs Net of Accumulated Amortization	13,704	23,834

Security deposits	1,500	1,500
Organizational costs	0	3,070
Total Other Assets (net of accumulated amortization)	15,204	28,404

TOTAL ASSETS	$16,142	$29,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$78,809	$304,641
Accrued interest payable	88,860	—
Other accrued expenses	215,340	18,440
Total Current Liabilities	383,009	323,081

Long-Term Debt:
Notes payable	204,837	—
Notes payable - related parties	77,785	20,000
Total Long-term Debt	282,622	20,000

Stockholders' Deficit:
Preferred stock 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 37,857,611 and 19,606,611 shares
issued and outstanding respectively, 65,000,000 authorized shares	37,858	19,607
Additional paid in capital	2,248,651	1,725,774
Unpaid capital contributions	(121,952)	(157,585)
Deficit accumulated during the development stage	(2,814,046)	(1,901,567)
	(649,489)	(313,771)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,142	$29,310

See notes to financial statements

(41)

Revolutionary Concepts, Inc.

(A Development Stage Company)

STATEMENT OF INCOME (LOSS)

For years ending December 31, 2009 and 2010

and the period from March 12, 2004 (Inception) to December 31, 2010

			March 12, 2004
	Year Ending	Year Ending	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010

OPERATING EXPENSES
Automobile expense	$4,608	$4,608	$25,487
Bank charges	713	1,537	6,834
Compensation	—	35,446	35,446
Unpaid Accumulated Compensation	184,625	—	184,625
Depreciation and amortization expense	13,352	18,710	88,249
License and permits	500	3,580	6,333
Office expense	3,436	3,476	17,237
Office supplies	971	1,474	14,565
Payroll taxes	11,936	4,985	33,320
Printing and reproduction	570	4,455	15,620
Professional fees	597,648	381,273	1,568,158
Product research and development	—	37,687	560,958
Taxes	64	600	1,305
Telephone expense	1,192	4,948	21,297
Travel expense	3,792	26,489	98,926
Website development	729	2,825	13,754
Other expenses	1,217	4,526	50,400
Total Operating Expenses	$825,353	$536,619	$2,742,514

OTHER INCOME AND (EXPENSE)
Interest income	5,264	7,429	32,890
Other income	490	—	490
Interest expense	(92,880)	(608)	(104,912)
Total Other Income and (Expense)	(87,126)	6,821	(71,532)

NET (LOSS)	$(912,479)	(529,798)	$(2,814,046)

Weighted average number of
common shares outstanding	28,732,072	18,443,890	28,732,072

Net (Loss) per common shares
outstanding	$(0.03)	$(0.03)	$(0.10)

See notes to financial statements

(42)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Period from Inception (March 12, 2004) and
for the Years Ended December 31, 2005, 2006, 2007, 2008, 2009 and 2010

							Deficit
							Accumulated
	Number of		Number of		Additional	Unpaid	During the
	Preferred	Preferred	Common	Common	Paid in	Capital	Development
	Shares	Stock	Shares	Stock	Capital	Contribution	Stage	Total
BALANCE MARCH 12, 2004			10,000	1	32,499	—	(3,991)	28,509
(Date of Inception)
Contributed Capital					99,500			99,500

Unpaid capital contributions (note 3)						(21,695)		(21,695)

Net (Loss)							(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	0	0	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Common shares issued after re-domicile			15,990,000	15,999				15,999

Common shares for services received			1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private placement memorandum I			850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions (note 3)						(130,532)		(130,532)

Net (Loss)							(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	0	0	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private placement memorandum I			150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash			(144,000)	(144)	(9,500)			(9,644)

Unpaid capital contributions (note 3)						26,496		26,496

Net (Loss)							(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	0	0	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private placement memorandum II			642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Shares for professional services			313,500	314	156,436			156,750

Unpaid capital contributions (note 3)						18,335		18,335

Net (Loss)							(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	0	0	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt			630,811	631				631

Additional paid in capital					314,775			314,775

Unpaid capital contributions (note 3)						(79,776)		(79,776)

Net (Loss)							(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	0	0	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants			20,000	20	15,480			15,500
10,000 Class A @0.65/share
10,000 Class B @0.90/share

Private placement memorandum III			111,600	112	139,388			139,500
Issued from April 21 to Sept. 30, 2009
at $1.25 per share

Common shares for services received			32,500	32	40,593			40,625

Unpaid capital contributions (note 3)						29,587		29,587

Net (Loss)							(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	0	0	19,606,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

Shares issued for warrants			24,538	25	18,425			18,450
14,538 Class A @0.65/share
10,000 Class B @0.90/share

Common shares issued for retirement			13,517,260	13,517	38,483			52,000
of debt

Common shares for services received			4,709,124	4,709	465,969			470,678
(Recorded at an average of $0.10 per share)

Unpaid capital contributions (note 3)						35,633		35,633

Net (Loss)							(912,479)	(912,479)

BALANCE DECEMBER 31, 2010	0	0	37,857,533	$37,858	$2,248,651	$(121,952)	$(2,814,046)	$(649,489)

See notes to financial statements

(43)

Revolutionary Concepts, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the years ending December 31, 2009 and 2010

and the period from March 12, 2004 (Inception) to December 31, 2010

			March 12, 2004
	Year ended	Year ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(912,479)	(529,798)	$(2,814,046)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	13,352	18,710	85,179
(Increase) in other assets	—	—	(1,500)
Common shares issued for services received	522,678	40,625	820,684
Increase in accounts payable and accrued expenses	60,747	265,057	383,009
NET CASH (USED IN) OPERATING ACTIVITIES	(315,702)	(205,406)	(1,526,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(11,331)
Investment in patent costs	—	—	(88,306)
NET CASH (USED BY) INVESTING ACTIVITIES	—	—	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	112	1,754
Issuance of common stock shares for warrants	18,450	20	18,470
Issuance of notes payable	261,803	20,819	590,122
Retirement of notes payable	—	—	(307,500)
Paid in capital from private placements and warrants	—	154,868	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (note 3)	35,633	29,587	(121,952)
NET CASH PROVIDED BY FINANCING ACTIVITIES	315,886	205,406	1,626,495

NET INCREASE IN CASH	184	0	184

CASH AND CASH EQUIVALENTS BALANCE BEGINNING OF PERIOD	0	0	0

CASH AND CASH EQUIVALENTS BALANCE END OF PERIOD	$184	0	$184

SUPPLEMENTAL DISCLOSURES
Interest paid	$15,446	606	$16,052

Income taxes paid	$—	—	$—

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

Reclassifications – Certain amounts in 2009 have been reclassified to conform with 2010 presentation.

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

Valuation of Long-Lived Assets - The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the Company to receive advances from the Company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2009 and 2010 the advances totaled $157,585 and $121,952, respectively. These advances are described as unpaid capital contributions for financial reporting purposes in the accompanying balance sheets.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	12/31/10	12/31/09

Professional fees	$8,169	$94,235
Other	3,463	247
Legal fees	58,977	67,792
Consulting fees	8,200	123,200
	$78,809	$303,822

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

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim is $100,996, plus interest at 18% and legal costs. The Company is working to resolve the matter through the court system, but is unable to determine the outcome. See Note 12 for further information.

NOTE 6 – CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, raised capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filling fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  During 2009, the Company raised $139,500 in a private placement priced at $1.25 per share for a total of 111,600 shares.

NOTE 7 – INTELLECTUAL PROPERTY

The patent no. US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In accordance with FASB 86, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.   The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB 86.  The following are patent pending applications;  Video system for individually selecting and viewing events at a venue.  The Detection and viewing system method for providing multiple viewing opportunities of events at a venue.  Feeding pacifier with removable fluid source.  Mole surveillance system.  Medical audio/video communications system.  Real estate audio/video monitoring communication system. To date, the Company has capitalized $88,306 for filing and legal fees related to our patent and patent pending intellectual property.

NOTE 8 – COMMON STOCK SHARES FOR SERVICES RECEIVED

In July 2010, the Company issued 4,709,124 shares of restricted common stock for professional services.  These shares were valued at $.10 the price being quoted on the OTC Pinksheets on the date of issue. In October 2010, the Company issued 12,400 restricted common shares for services received.

(50)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2010

NOTE 9 – CONVERSION OF DEBT TO EQUITY

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties.  On May 5, 2008 the Company issued another note payable $300.000 to another non-related party at 4% interest which began to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. The Company has issued 631,000 shares of restricted common stock to the note holders in exchange for the retirement of debt and interest payable. During November and December 2010, the Company issued 13,517,200 shares of restricted common stock to the note holders in exchange for the retirement of debt and interest payable. To date, these shares have retired $52,000 in accounts payable.

NOTE 10 – STOCK OPTIONS

During 2009, there were no stock options or new warrants offered. There were 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares.  During 2010, the Company had 14,538 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 24,538 common shares, increasing paid in capital $18,450.  The warrants have now expired and no further warrants may be exercised.

NOTE 11 – NOTES PAYABLE

In July and August 2009 the Company issued two notes payable in the collective amount of $20,000.  These notes bear interest at a rate of 10%.   Principal and interest are due in May 2010. These notes are currently in default and a claim for judgment has been awarded.  At various times during 2010 and 2011 the Company issued notes payable to US Financial, Rainco and Richard M. Carter totaling $57,785, affiliates of two of our board members.  The notes bear an interest of 10% and became due starting in November 2010. $57,785 of the total is currently due on demand.

During 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,837 and $84,950 to accrued interst payable, to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date. These notes do not bear any interest and begin coming due in July 2011. The notes can be converted to common stock at a price of $.005 per share of restricted common stock

NOTE 12 – GOING CONCERN

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

NOTE 13 – SUBSEQUENT EVENTS

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

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for a note that was in default as of June 1, 2010, in the amount of $20,559, plus 10% interest. On January 7, 2011, the note holder amended the filing to include a personal loan to our president that was in default as of December 1, 2010 in the amount of $80,437, plus 10% interest, which the Company guaranteed.  The total amount of the claim is $100,996, plus interest accumulated through the original due dates, and 18% interest after the default date of the notes through the date of the judgment and then at the statutory rate of 8% until resolved . On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. Mr. Carter and the Company are working to resolve the matters and are unable to determine the final outcome until a settlement is reached or payment arrangements have been made.

On June 14, 2011, Mr. Claude McDougal submitted his resignation from the Board of Directors, for personal reasons. The Board accepted the resignation on June 17, 2011. On June 20, 2011, the Board approved and appointed Ms. Judith Bentley to replace Mr. McDougal on the Board of Directors.

(51)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolutionary Concepts, Inc.

By:/s/ Ron Carter June 29, 2011

Ron Carter

President and Chief Executive Officer

By: /s/ Garry Stevenson June 29, 2011

Garry Stevenson

Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Carter Name: Ron Carter	Director	June 29, 2011

/s/ Garry Stevenson Name: Garry Stevenson	Director	June 29, 2011

/s/ Bethiel Tesfasillasie Name: Bethiel Tesfasillasie	Director	June 29, 2011

/s/ Judith Bentley Name: Judith Bentley	Director	June 29, 2011

/s/ Solomon Ali	Director	June 29, 2011
Name: Solomon Ali

(52)

 Exhibit Index

 The following is a list of Exhibits on file with the commission:

Exhibit No.	Description of Exhibit

1* Articles of Incorporation

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

31.1  Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2  Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1  Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

32.2  Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

99.2* US Patent

* Previously filed as an Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 333-151177) and incorporated herein by reference.