Form 10-Q/A
period 2011-03-31
Revolutionary Concepts Inc
filed 2011-07-27
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,857,533 shares as of July 19, 2011.

EXPLANATORY NOTE:

The Board of Directors and officers of the Company have decided to revise and amend certain disclosures in this Form 10-Q/A for the year quarter ended March 31, 2011, specifically to revise certain matters in the financial statements and some Scribner’s errors. Other than these changes, the disclosures in this amended report are as of the initial filing date of May 23, 2011 and this report does not include subsequent events.

Further, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-Q/A under Item 6 of Part II hereof.

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

Revolutionary Concepts, Inc. has included its unaudited condensed balance sheet as of March 31, 2011 and December 31, 2010 (the end of its most recently completed fiscal year), and unaudited condensed statements of operations and cash flows for the three months ended March 31, 2010 and 2011, and for the period from March 12, 2004 (date of inception) through March 31, 2011, together with unaudited condensed notes thereto.  In the opinion of management of Revolutionary Concepts, Inc., the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition, results of operations, and cash flows of Revolutionary Concepts, Inc. for the interim periods presented.  The financial statements included in this report on Form 10-Q should be read in conjunction with the audited financial statements of Revolutionary Concepts, Inc. and the notes thereto for the year ended December 31, 2010 included in our annual report on Form 10-K/A.

(3)

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Balance Sheet

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$—	$184
Total Current Assets	—	184

Fixed Assets
Computer equipment	11,331	11,331
Accumulated depreciation	(10,717)	(10,577)
Total Net Fixed Assets	614	754

Other Assets
Patent costs	88,306	88,306
Accumulated amortization	(77,097)	(74,602)
Total Patent Costs Net of Accumulated Amortization	11,209	13,704

Security deposits	1,500	1,500
Total Other Assets (net of accumulated amortization)	12,709	15,204

TOTAL ASSETS	$13,323	$16,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$154,575	$78,809
Accrued interest payable	90,527	88,860
Other accrued expenses	343,632	215,341
Total Current Liabilities	588,734	383,010

Long-term Debt
Notes payable	204,836	204,836
Notes payable - related parties	82,785	77,785
Total Long-term Debt	287,621	282,621

Stockholders' Deficit
Preferred stock 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 37,857,533 shares
issued and outstanding for each period, 65,000,000 authorized	37,858	37,858
Additional paid in capital	2,248,651	2,248,651
Unpaid capital contributions (note 3)	(120,211)	(121,952)
Deficit accumulated during the development stage	(3,029,331)	(2,814,046)
	(863,033)	(649,489)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,322	$16,142

See Notes to Financial Statements

(4)

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Operations

(Unaudited)

			March 12, 2004
	Quarter Ending	Quarter Ending	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011

OPERATING EXPENSES
Automobile expense	$1,152	$1,152	$26,639
Bank charges	84	217	6,918
Compensation	—	—	35,436
Unpaid accumulated compensation	115,375	—	300,010
Depreciation and amortization expense	2,635	3,735	90,884
License and Permits	—	—	6,333
Office Expense	859	859	18,096
Office Supplies	—	539	14,565
Payroll taxes	12,916	(9,138)	46,236
Printing and Reproduction	73	2	15,693
Professional Fees	80,978	21,524	1,649,136
Product Research and Development	—	—	560,958
Taxes	—	—	1,305
Telephone Expense	162	163	21,459
Travel Expense	—	47	98,926
Website Development	—	—	13,754
Other Expenses	524	504	50,924
Total Operating Expenses	$214,758	$19,604	$2,957,272

OTHER INCOME AND (EXPENSE)
Interest income	1,140	1,862	34,030
Other income	—	—	490
Interest expense	(1,667)	(513)	(106,579)
Total Other Income and Expense	(527)	1,349	(72,059)

NET (LOSS)	$(215,285)	(18,255)	$(3,029,331)

Weighted average number of
common shares outstanding	29,915,120	18,483,995	29,915,120

Net (Loss) per common shares
outstanding	$(0.01)	$(0.00)	$(0.13)

See Notes to Financial Statements

(5)

Revolutionary Concepts, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER'S DEFICIT

For the Period From Inception (March 12, 2004) and For the years ending December 31,

2005, 2006, 2007, 2008, 2009 and 2010 and the Three Months Ended March 31, 2011

							Deficit
							Accumulated
	Number of		Number of		Additional	Unpaid	During the
	Preferred	Preferred	Common	Common	Paid in	Capital	Development
	Shares	Stock	Shares	Stock	Capital	Contribution	Stage	Total
BALANCE MARCH 12, 2004			10,000	1	32,499	—	(3,991)	28,509
(Date of Inception)
Contributed Capital					99,500			99,500

Unpaid capital contributions (note 3)						(21,695)		(21,695)

Net (Loss)							(86,084)	(86,084)

BALANCE DECEMBER 31, 2004	0	0	10,000	$1	$131,999	$(21,695)	$(90,075)	$20,230

Common shares issued after re-domicile			15,990,000	15,999				15,999

Common shares for services received			1,000,000	1,000	99,000			100,000
Issued February 2005 at $.10 per share

Private placement memorandum I			850,000	850	455,151			456,001
Issued from March 2005 to 12/31/05
at $.50 per share

Unpaid capital contributions (note 3)						(130,532)		(130,532)

Net (Loss)							(518,270)	(518,270)

BALANCE DECEMBER 31, 2005	0	0	17,850,000	$17,850	$686,150	$(152,227)	$(608,345)	$(56,572)

Private placement memorandum I			150,000	150	61,994			62,144
Issued from 12/31/05 to March 2006
at $.50 per share

Shares repurchased with cash			(144,000)	(144)	(9,500)			(9,644)

Unpaid capital contributions (note 3)						26,496		26,496

Net (Loss)							(77,222)	(77,222)

BALANCE DECEMBER 31, 2006	0	0	17,856,000	$17,856	$738,644	$(125,731)	$(685,567)	$(54,798)

Private placement memorandum II			642,200	642	320,458			321,100
Issued from May 2007 to October 2007
at $.50 per share

Common shares for services received			313,500	314	156,436			156,750

Unpaid capital contributions (note 3)						18,335		18,335

Net (Loss)							(464,718)	(464,718)

BALANCE DECEMBER 31, 2007	0	0	18,811,700	$18,812	$1,215,538	$(107,396)	$(1,150,285)	$(23,331)

Shares issued for retirement of debt			630,811	631				631

Additional paid in capital					314,775			314,775

Unpaid capital contributions (note 3)						(79,776)		(79,776)

Net (Loss)							(221,484)	(221,484)

BALANCE DECEMBER 31, 2008	0	0	19,442,511	$19,443	$1,530,313	$(187,172)	$(1,371,769)	$(9,185)

Shares issued for warrants			20,000	20	15,480			15,500
10,000 Class A @0.65/share
10,000 Class B @0.90/share

Private placement memorandum III			111,600	112	139,388			139,500
Issued from April 21 to Sept. 30, 2009
at $1.25 per share

Common shares for services received			32,500	32	40,593			40,625

Unpaid capital contributions (note 3)						29,587		29,587

Net (Loss)							(529,798)	(529,798)

BALANCE DECEMBER 31, 2009	0	0	19,606,611	$19,607	$1,725,774	$(157,585)	$(1,901,567)	$(313,771)

Shares issued for warrants			24,538	25	18,425			18,450
14,538 Class A @0.65/share
10,000 Class B @0.90/share

Common shares issued for retirement			13,517,260	13,517	38,483			52,000
of debt

Common shares for services received			4,709,124	4,709	465,969			470,678
(Recorded at an average of $0.10 per share)

Unpaid capital contributions (note 3)						35,633		35,633

Net (Loss)							(912,479)	(912,479)

BALANCE DECEMBER 31, 2010	0	0	37,857,533	$37,858	$2,248,651	$(121,952)	$(2,814,046)	$(649,489)

Unpaid capital contributions (note 3)						1,741		1,741

Net (Loss)							(215,285)	(215,285)

BALANCE MARCH 31, 2011	0	0	37,857,533	37,858	2,248,651	(120,211)	(3,029,331)	(863,033)

See Notes to Financial Statements

(6)

Revolutionary Concepts, Inc.

(A Developmental Stage Company)

Statement of Cash Flows

			March 12, 2004
	Quarter ended	Quarter ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(215,285)	$(18,255)	$(3,029,331)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	2,635	3,735	87,814
(Increase) in other assets	—	—	(1,500)
Common shares issued for services received	—	—	820,684
Increase in (decrease) accounts payable and accrued expenses	205,725	(54,684)	637,710
NET CASH (USED IN) OPERATING ACTIVITIES	(6,925)	(69,204)	(1,484,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(11,331)
Investment in patent costs	—	—	(88,306)
NET CASH (USED BY) INVESTING ACTIVITIES	—	—	(99,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	34
Issuance of notes payable	5,000	—	546,146
Retirement of notes payable	—	—	(307,500)
Paid in capital from private placements and warrants	—	—	1,010,907
Capital contributions	—	15,500	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (note 3)	1,741	53,704	(120,211)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,741	69,204	1,584,260

NET (DECREASE) IN CASH	(184)	—	—

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	184	—	—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$513	$16,052

Income taxes paid	$—	$—	$—

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

(9)

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

(10)

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

(11)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2011

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	12/31/10	3/31/11
Professional fees	$8,169	$8,536
Other	3,463	3,553
Legal fees	58,977	110,287
Consulting fees	8,200	23,200
	$78,809	$154.576

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

On October 5, 2010, the company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim is $100,996, plus interest at 18% and legal costs. The Company is working to resolve the matter through the court system, but is unable to determine the outcome.   See Note 12 for further information .

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

During 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,836 and $84,950 to accrued interst payable , to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date. These notes do not bear any interest and begin coming due in July 2011. The notes can be converted to common stock at a price of $.005 per share of restricted common stock.

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

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for a note that was in default as of June 1, 2010, in the amount of $20,559, plus 10% interest. On January 7, 2011, the note holder amended the filing to include a personal loan to our president that was in default as of December 1, 2010 in the amount of $80,437, plus 10% interest, which the Company guaranteed.  The total amount of the claim is $100,996, plus interest accumulated through the original due dates, and 18% interest after the default date of the notes through the date of the judgment and then at the statutory rate of 8% , until resolved . On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. Mr. Carter and the company are working to resolve the matters and are unable to determine the final outcome until settlement is reached or payment arrangements have been made.

On June 14, 2011, Mr. Claude McDougal submitted his resignation from the Board of Directors, for personal reasons. The Board accepted the resignation on June 17, 2011. On June 20, 2011, the Borad approved and appointed Ms. Judith Bentley to replace Mr. McDougal on the Board of Directors.

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

(16)

Patent and Intellectual Property

On March 20, 2007, the United States Patent and Trademark Office issued to the Company a patent, number 7,193,644 B2. The patent abstract states:

“	The invention is audio-video communication and answering system that synergistically improves communication between an exterior and an interior of a business or residence and a remote location, enables messages to be stored and accessed from both locally and remotely, and enables viewing, listening, and recording from a remote location. The system's properties make it particularly suitable as a sophisticated door answering-messaging system. The system has a DVMS module on the exterior. The DVMS module has a proximity sensor, a video camera, a microphone, a speaker, an RF transmitter, and an RF receiver. The system also has a computerized controller with a graphic user interface DVMS database application. The computerized controller is in communication with a public switching telephone network, and an RF switching device. The RF switching device enables communication between the DVMS module and the computerized controller. The RF switching device can be in communication with the other RF devices, such as a cell phone, PDA, or computer.”

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Operating Expenses We have not begun to generate revenue our total operating expenses for the three-month period ended March 31, 2011 increased to $214,758 from $19,604 over the prior year period. This increase is primarily attributable to unpaid accumulated compensation, taxes and professional fees.

Net Loss. Our net loss for the three-month period ended March 31, 2011 increased to $(215,285) from $(18,255) over the prior year period. This increase is primarily attributable to unpaid accumulated compensation, taxes and professional fees.

Assets. Assets decreased by $2,819 to $13,323 as of March 31, 2011, from $16,142 as of December 31, 2010. This decrease is primarily due to depreciation and amortization.

Liabilities. Total liabilities increased by $210,726 to $876,356 as of March 31 2011, from $665,631 as of December 31, 2010. The increase is attributable to the increase in accounts payable and accrued expenses in the amount of $205,725 and an addition to notes payable in the amount of $5,000 .

Stockholders' Equity. Stockholders' equity decreased by $213,544 to $(863,033) as of March 31, 2011 from $(649,489) as of December 31, 2010. The decrease was due primarily to the net loss of $(215,285) offset by a decrease in unpaid capital contributions in the amount of $1,741.

(17)

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

Cash Flows from Operating Activities. Net cash used in operating activities of $6,925 for the three-month period ended March 31, 2011 is attributable to increase in accounts payable $205,725 , net operating expenses $(215,285) reduced by depreciation and amortization $2,635 .

Cash Flows from Investing Activities. There were no investing activities for the three-month period ended March 31, 2011.

Cash Flows from Financing Activities. Net cash provided by financing activities of $6,741 for the three-month period ended March 31, 2011 is attributable to the decrease in unpaid capital contributions $1,741 and an increase in notes payable $5,000 .

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

(18)

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

ITEM 1A. RISK FACTORS

Refer to our “Risk Factors” in our Registration Statement on Form S-1 and our Form 10-K/A for the period ended December 31, 2010 (SEC File Number 000-53674 ) on the website at www.sec.gov

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

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

31.1 Sec. 302 Certification of Principal Executive Officer

31.2 Sec. 302 Certification of Principal Financial Officer

32.1 Sec. 906 Certification of Principal Executive Officer

32.2 Sec. 906 Certification of Principal Financial Officer

----------

* Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 and our Form 10-K/A for the period ended December 31, 2010, (SEC File Number 000-53674)on the website at www.sec.gov

(19)

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

July 20, 2011 Registrant: Revolutionary Concepts, Inc.

By: /s/ Garry Stevenson

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)