Form 10-Q/A
period 2011-03-31
Revolutionary Concepts Inc
filed 2011-08-02
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A 2

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,857,533 shares as August 1, 2011.

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

During 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,836 and $84,950 to accrued interst payable, to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date. These notes do not bear any interest and begin coming due in July 2011. The notes can be converted to common stock at a price of $.005 per share of restricted common stock.

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

Liabilities. Total liabilities increased by $210,726 to $876,356 as of March 31 2011, from $665,631 as of December 31, 2010. The increase is attributable to the increase in accounts payable and accrued expenses in the amount of $205,725 and an addition to notes payable in the amount of $5,000.

Stockholders' Equity. Stockholders' equity decreased by $213,544 to $(863,033) as of March 31, 2011 from $(649,489) as of December 31, 2010. The decrease was due primarily to the net loss of $(215,285) offset by a decrease in unpaid capital contributions in the amount of $1,741.

(17)

Liquidity and Capital Resources

General. Our primary sources of cash have been sales of common stock through private placements, notes converted to stock and loans from affiliates. We are a developmental stage company moving from R & D to the initial stages of development. The transition from R & D to development and production  requires a greater focus on operations, product infrastructure, distribution and channel partners and industry alliances. Over the next 6 - 12 months, the company will be looking for the ideal acquisitions that will enable the company to take advantage of an existing customer base. The company will also pursue appropriate Letter of Intents and Joint Ventures that will position the company to move its products into these ventures when successful production is completed.

Prior relationships with companies discussed in previous filings have been terminated. The company is not involved with any of those companies that were very instrumental during the R & D stages, but are no longer engaged. The company has engaged SIS Development as consulting technical officials for product development. SIS Development will assist RCI in identifying the necessary contracts and relationships moving forward. Additionally, industry expertise and consultation is being provided by advisors in the industry .

Overall, the Company’s cash position did not change significantly for the three-month period ended March 31, 2011 over the prior year period, as result of $6,925 net cash used in operating activities and $6,741 net cash provided by financing activities.

Cash Flows from Operating Activities. Net cash used in operating activities of $6,925 for the three-month period ended March 31, 2011 is attributable to increase in accounts payable $205,725, net operating expenses $(215,285) reduced by depreciation and amortization $2,635.

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

ITEM 1A. RISK FACTORS

Refer to our “Risk Factors” in our Registration Statement on Form S-1 and our Form 10-K/A for the period ended December 31, 2010 (SEC File Number 000-53674) on the website at www.sec.gov

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

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

August 1, 2011 Registrant: Revolutionary Concepts, Inc.

By: /s/ Garry Stevenson

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)