Form 10-Q
period 2011-06-30
Revolutionary Concepts Inc
filed 2011-08-22
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

Copies to:

Jill Arlene Robbins

Attorney at Law
525 93 Street
Surfside, Florida 33154
(305) 531-1174
(305) 531-1274 (facsimile)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2011
Common stock, $0.001 par value	61,248,037

(1)

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(2)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

(3)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

BALANCE SHEETS
as of June 30, 2011 and 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$671	$184
Total Current Assets	671	184

Fixed Assets
Computer equipment	11,331	11,331
Accumulated depreciation	(10,857)	(10,577)
Total Net Fixed Assets	474	754

Other Assets
Patent costs	88,306	88,306
Accumulated amortization	(79,592)	(74,602)
Total Patent Costs Net of Accumulated Amortization	8,714	13,704

Security deposits	1,500	1,500
Total Other Assets (net of accumulated amortization)	10,214	15,204

TOTAL ASSETS	$11,359	$16,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$166,511	$78,809
Accrued interest payable	94,030	88,860
Other accrued expenses	473,240	215,340
Total Current Liabilities	733,781	383,009

Long-term Debt
Notes payable	392,237	204,837
Notes payable - related parties	20,000	77,785
Total Long-term Debt	412,237	282,622

Stockholders' Deficit
Preferred stock 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 37,857,533 shares
issued and outstanding, 1,000,000,000 authorized	37,858	37,858
Additional paid in capital	2,248,651	2,248,651
Unpaid capital contributions (note 3)	(120,350)	(121,952)
Deficit accumulated during the development stage	(3,300,818)	(2,814,046)
	(1,134,659)	(649,489)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,359	$16,142

(4)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF INCOME (LOSS)
for the Quarters Ending June 30, 2010 and 2011
and the period from March 12, 2004 (Inception) to June 30, 2011
(Unaudited)

	For the three months ended		For the six months ended		(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

OPERATING EXPENSES
Automobile expense	$1,152	$1,152	$2,304	$2,304	$27,791
Bank charges	98	221	182	438	7,016
Compensation	128,390	—	243,765	—	463,936
Depreciation and amortization expense	2,635	4,347	5,270	8,082	93,519
License and Permits	325	—	325	—	6,658
Office Expense	—	859	859	1,718	18,096
Office Supplies	859	76	859	615	15,424
Payroll taxes	—	(606)	12,916	(9,744)	46,236
Printing and Reproduction	429	—	502	2	16,122
Professional Fees	129,369	15,771	210,347	37,295	1,778,505
Product Research and Development	—	—	—	—	560,958
Taxes	—	64	—	64	1,305
Telephone Expense	1,033	704	1,195	867	22,492
Travel Expense	2,092	139	2,092	186	101,018
Website Development	22	480	22	480	13,776
Other Expenses	903	209	1,427	713	51,827
Total Operating Expenses	$267,307	$23,416	$482,065	$43,020	$3,224,579

OTHER INCOME AND (EXPENSE)
Interest income	1,221	1,107	2,361	2,969	35,251
Other income	—	—	—	—	490
Interest expense	(5,401)	(675)	(7,068)	(1,188)	(111,980)
	(4,180)	432	(4,707)	1,781	(76,239)

NET (LOSS)	$(271,487)	(22,984)	$(486,772)	(41,239)	$(3,300,818)

Weighted average number of
common shares outstanding	31,098,168	18,521,425	31,098,168	18,521,425	31,098,168

Net (Loss) per common shares
outstanding	$(0.01)	$(0.00)	$(0.02)	$(0.00)	$(0.13)

(5)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
for the Quarters Ended June 30, 2010 and 2011
and the period from March 12, 2004 (Inception) to June 30, 2011
(Unaudited)

			March 12, 2004
	For the six months ended		(Inception) to
	June 30,	June 30,	June 30,
	2011	2010	2011

	$(486,772)	$(41,239)	$(3,300,818)

Depreciation and amortization	5,270	8,082	90,449
(Increase) in other assets	—	—	(1,500)
Common shares issued for services received	—	—	820,684
Increase in (decrease) accounts payable and accrued expenses	574,518	(45,044)	733,781
NET CASH (USED IN) OPERATING ACTIVITIES	93,016	(78,201)	(1,657,404)

Purchase of computer equipment	—	—	(11,331)
Investment in patent costs	—	—	(88,306)
NET CASH (USED BY) INVESTING ACTIVITIES	—	—	(99,637)

Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of notes payable	48,604	—	782,522
Retirement of notes payable	(142,735)	—	(370,285)
Paid in capital from private placements and warrants	—	—	992,471
Capital contributions	—	18,450	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (note 3)	1,602	59,751	(120,350)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(92,529)	78,201	1,757,712

NET (DECREASE) IN CASH	487	—	671

	184	—	—

	$671	$—	$671

Interest paid	$—	$1,188	$16,052

Income taxes paid	$—	$—	$—

(6)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2011

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

Revenue recognition – The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectable.  Provisions will be recorded for product returns based on historical experience.  There was no revenue generated during the six months ended June 30, 2011.

(7)

Options and warrants issued – The Company allocates the proceeds received from equity financing and the attached options and warrants issued, based on their relative fair values, at the time of issuance.  The amount allocated to the options and warrants is recorded as additional paid in capital.

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended March 31, 2011 and 2010. For the periods from inception (March 12, 2004) to June 30, 2011, no stock options were committed to be issued to employees.

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

Research and Development Costs - Research and development costs are expensed as incurred in accordance with generally accepted accounting principles in the United States of America.   Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about a significant improvement to an existing product or process. Development   is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Elements of costs shall be identified with research and development activities as follows:  The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses shall be capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses and therefore no separate economic values are research and development costs at the time the costs are incurred.  Salaries, wages, and other related costs of personnel engaged in research and development activities shall be included in research and development costs.   The costs of contract services performed by others in connection with the research and development activities of an enterprise, including research and development conducted by others in behalf of the enterprise, shall be included in research and development costs. There was no research and development costs incurred during the six months ended June 30, 2011.

(8)

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

(9)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the Company to receive advances from the Company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2010 and June 30, 2011 the advances totaled $121,952 and $120,350, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

In July and August 2009 the Company issued two notes payable in the collective amount of $20,000 to a related party.  These notes bear interest at a rate of 10%.   Principal and interest are due in May 2010. These notes are currently in default and a claim for judgment has been awarded.  Management is negotiating a settlement with the noteholder and are unable to determine the outcome as of June 30, 2011.

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:

	12/31/10	6/30/11
Professional Fees	$8,169	21,350
Legal Fees	58,977	112,184
Consulting Fees	8,200	30,700
Other	3463	2,277
Total	78,809	166,511

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

(10)

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

NOTE 7 – INTELLECTUAL PROPERTY

The patent number US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In accordance with FASB 86, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.   The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB 86.  The following are patent pending applications; Video system for individually selecting and viewing events at a venue.  The Detection and viewing system method for providing multiple viewing opportunities of events at a venue.  Feeding pacifier with removable fluid source.  Mole surveillance system.  Medical audio/video communications system.  Real estate audio/video monitoring communication system. As of June 30, 2011, the Company has expensed $88,306 for filing and legal fees related to our patent and patent pending intellectual property.

NOTE 8 – COMMON STOCK SHARES FOR SERVICES RECEIVED

There were no shares for services issued during the six months ended June 30, 2011.

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

(11)

NOTE 10 – NOTES PAYABLE

Also during 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,836 and $84,950 to accrued interest payable, to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date. The $204,836 of the notes do not bear any interest and begin coming due in July 2011. There was also a note for $19,705 in 2010 that became due on demand as of June 30, 2011. The notes can be converted to restricted common stock.

For fiscal 2011 year, through June 30, 2011, the Company has issued several notes payable for a total of $167,694. The notes bear an interest of 10% and begin becoming due starting in January 2013. The notes can be converted to restricted common stock. If a stock conversion is elected, the interest will be forgiven.

In its efforts to expand and grow, the Company has issued debt instruments to borrow funds from various persons and entities to raise capital. These are long-term Notes with various rates and maturities, that grants the Note Holder the right, (but not the obligation), to convert them into common stock of the Company in lieu of receiving payment in cash. The issued Notes are primarily unsecured obligations. The principal amount of the Notes may be prepaid at the option of Maker, in whole or part at any time, together with all accrued interest upon written notice to Holder.

It could take several years to convert all of the Notes to stock if all of the lenders requested it. It’s possible that some of the parties may never convert their Notes to stock and may take cash only, when the Company is in the best position to settle the obligation on a cash basis.

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

(12)

Note 12 – ADDITIONAL AND SUBSEQUENT EVENTS

On August 4, 2011 the Company converted two of its long term notes payable dated 12/30/10 and 1/15/11, for a total of $62,205 and issued 12,441,068 restricted common shares for that conversion. No accrued interest was due on the note upon conversion. This conversion of debt reduced our long-term notes payables $62,205.

On August 4, 2011, the Company issued 276,500 restricted common shares for professional services provided to the Company. The shares will be recorded at the market price on the date of issue $13,825.

On August 4, 2011, the Company issued 6,800,000 restricted common shares to the officers of the Company, for contributions to the Company over the past year, the shares will be recorded at the market price on the date of issue of $340,000.

Unless otherwise noted, references in this Form 10-Q to “RCI”, “we”, “us”, “our”, and the “Company” means Revolutionary Concepts, Inc., a Nevada corporation.

(13)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

We are a development stage company with no history of revenue. We were incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC for the purpose of developing and marketing camera technologies that enable remote monitoring.

Efforts to date have been devoted to establishing a remote video monitoring system that permits interactive two-way communications called the EyeTalk Communicator (“EyeTalk”). In 2009, we engaged Photonic Discovery/UNC-Charlotte Optoelectronics and Optical Communication to assist in identifying an ideal development partner for the EyeTalk technology. Imaging Solutions Group of Rochester, NY (“ISG”) is the company identified. RCI and ISG have collaborated regarding the development of both the residential and medical applications of the EyeTalk system. Since the implementation of the EyeTalk technology is dependent on various other emerging technologies (smart phone, 3G/4G broadband) the research and development has coincided with the pace of these technologies. The system by design will provide for continuous software development and updates. Software as a Service (SAAS) is a means of recurring revenue and continuous upgrades. Monitoring revenues are also in our company’s plans as another source of recurring revenue.

We have funded our development through three private offerings in 2005, 2007 and 2009. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. In 2010, we partnered with US Financial and Rainco Industries to assist with Investor Relations services and in identifying additional funding sources. This relationship has enabled RCI to achieve a listing with Standard and Poors, approval to trade on the Frankfurt Stock Exchange and the resolution of a portion of our debt.

(14)

Introduction to the EyeTalk Communicator

Our company designed and patented a communications and monitoring system which it expects to give users the ability to remotely and interactively monitor and communicate with, and have control of a smart camera in a variety of markets.

The EyeTalk technology is primarily a software platform with a hardware component of an external smart camera deployed at a chosen location. The system offers two-way communication and it streams video to designated PC or handheld devices such as PDA’s, smart phones or other smart devices. . The software interface allows the system to offer preprogrammed messages, greeting, commands, etc. The software maintains information captured by the EyeTalk system. Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Smart phone, or other compatible device. The EyeTalk software platform will be able to communicate with many of the smartphone and other devices that are currently available in the market place. The company intends to offer solutions that are preemptive and preventative as opposed to reactive and responsive

As a residential application, the EyeTalk system allows seamless communication to a residence allowing the owner to interact remotely with visitors to the home or building via any common personal communication device with the benefit of audio, video and data communication. The system utilizes new technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest.

According to US Business Exchange (“USBX”), “iSuppli, a respected technology market research firm, announced this quarter that they project IP video surveillance camera revenue to grow to more than $9.0 billion by 2011, a compound annual growth rate of 13.2%”. Declining cost of new surveillance technology have improved the viability of enhanced security systems while boosting the affordability and demand for basic security systems among families in the middle to lower-middle income strata of society.”

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

The EyeTalk system does not require wiring from the exterior of the building to its interior however in new construction wired systems are anticipated. Our management believes that the system, when fully implemented, will be relatively inexpensive to install and maintain.

(15)

Our management expects the EyeTalk to provide three primary benefits:

Preemptive Notification– EyeTalk may augment the capabilities of current residential and commercial security monitoring systems through audio, video and data communication which are interactive and which can be used on a remote basis. Designed to be an entry management system, EyeTalk will address a variety of events.

Monitoring – The EyeTalk will allow the user to better facilitate the task of entry management allowing the user to maintain better control and understanding of what is going on at any given location or property .

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

According to the USBX 2006 Year End Security Update the network camera video segment of the security industry is valued at $7 Billion annually and has experienced a 20% annual growth rate. While noting that the public market support for the segment has remained strong and actually led all security industry segments in 2007, hardware and software costs have shrunk which has pressured margins in the industry. According to USBX, “iSuppli, a respected technology market research firm, announced this quarter that they project IP video surveillance camera revenue to grow to more than $9.0 billion by 2011, a compound annual grown rate of 13.2%”

The USBX 2006 Year End Security Update report notes that each vertical market has differing applications but banking, gaming and inventory control are the premier growth applications. An estimated $45 billion annually is lost in inventory shrinkage and bank fraud and network camera video is often at the forefront of industry efforts.

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

We plan to introduce a Smart Camera technology unlike any other, utilizing a robust user and client interface that will enable the camera technology to act independently. Further, the EyeTalk allows security owners monitoring personnel to more accurately recognize and address the threat presented as well as verifying a true threat. We believe this will relieve the large number of false alarm security calls and unneeded emergency personnel visits. Our management contends that, unlike many competitors the EyeTalk system is not dependent on the internet although it can use the internet as a platform.

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

(16)

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

(17)

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

To date, our management has delayed the commercialization phase, due to its efforts to improve upon the application of the hardware and software and due toawaiting further development of wireless broadband technology to increase sufficiently to allow seamless video transmission and audio more efficiently.

Patent and Intellectual Property

On March 20, 2007, the United States Patent and Trademark Office issued to our company a patent, number 7,193,644 B2. The patent abstract states:

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

(18)

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

Operating Expenses Although we have not begun generate revenues, our total operating expenses increased to $267,307 from $23,416 for the three months ended June 30, 2011and 2010, respectively as compared to $482,065 and $43,020 for the six months ended June 30, 2011 and 2010, respectively. This increase is primarily attributable to increased unpaid accrued compensation, professional fees and legal fees accumulated for protecting our patent and patents pending.

Net Loss. Our net loss increased to $271,487 from $22,984 for the three months ended June 30, 2011 and 2010, respectively as compared to $486,772 and $41,240 for the six months ended June 30, 2011 and 2010, respectively. Once again attributable primarily to increases in unpaid accrued compensation, professional fees and legal fees accumulated for protecting our patent and patents pending.

Assets. Assets decreased by $4,783 to $11,359 at the period ended June 30, 2011, from $16,142 at the year ending December 31, 2010. This decrease was primarily due to depreciation and amortization.

Liabilities. Total liabilities increased by $480,387 to $1,146,018 or the period ended June 30 2011, from $665,631 for the year ended December 31, 2010. This decrease is primarily attributable the increase in accounts payable, accrued unpaid compensation and long-term notes payable.

Stockholders' Deficit. Stockholders' deficit increased by $485,170 to $1,134,659 for the period ended June 30, 2011 from $649,489 for the year ended December 31, 2010. The increase was due primarily to continuing losses from operations $271,487.

Liquidity and Capital Resources

General. Our primary sources of cash have been sales of common stock through private placements and loans from affiliates. We are a developmental stage company moving from R & D to the initial stages of development. The transition from R & D to development and production requires a greater focus on operations, product infrastructure, distribution and channel partners and industry alliances. Over the next 6 - 12 months, we will be looking for the ideal acquisitions that will enable our company to take advantage of an existing customer base. Our management will also pursue appropriate Letter of Intents and Joint Ventures that will position our company to move its products into these ventures when successful production is completed.

Prior relationships with companies discussed in previous filings have been terminated. We are not involved with any of those companies that were very instrumental during the Research and Development stages, but are no longer engaged. We have engaged SIS Development as consulting technical officials for product development. SIS Development will assist RCI in identifying the necessary contracts and relationships moving forward. Additionally, industry expertise and consultation is being provided by advisors in the industry.

Overall, we had a net increase in cash of $671 for the period period ended June 30, 2011 over the prior year period amount of $0,.

Cash Flows from Operating Activities. Net cash provided by operating activities was $93,016 for the period ended June 30, 2011 compared to $ (78,201) for period ended June 30, 2010 is primarily attributable to the increase in accounts payable and accrued expenses and a continuing net operating loss.

Cash Flows from Investing Activities. There was no net cash used by investing activities for the ended period ended June 30, 2011 and June 30, 2010.

Cash Flows from Financing Activities. Net cash used in financing activities was $92,529 for the period ended June 30, 2011 compared to cash provided by financing activities of $78,201 for the period ended June 30, 2010 and is attributable to the decrease in notes payable of $142,735 and an increase in notes payable of $48,604.

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that we file with the Commission through the Commission’s Internet site at www.sec.gov.

(19)

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

RCI is currently involved in a lawsuit in state court regarding legal malpractice. RCI has sued its former law firm for legal malpractice regarding the handling of RCI’s foreign patent rights. The Defendants moved to have the suit dismissed, claiming that the state court did not have jurisdiction to hear the case. The Court ruled in favor of RCI, and the Defendants appealed the ruling.

The North Carolina Court of Appeals has issued its opinion in Revolutionary Concepts, Inc. v. Clements Walker PLLC.  The three-judge panel unanimously voted to dismiss the appeal and return the case to the North Carolina Business Court for further proceedings.

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

(20)

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

Ms. Bentley’s biography is as follows:

Judith is currently working with U.S. Financial Capital Management, LLC with duties that include day-to-day business operations, significant President, CEO and Client interaction, review of contracts, and ongoing client meetings. Ms. Bentley has more than 25 years of Administrative and office management experience including hands on experience in logistics, operations, research, project and program management, and has worked with U.S. Financial Capital Management, LLC since November, 2009.

Prior to relocating to Charlotte, Judith worked as Project Coordinator and Executive Assistant with Pitney Bowes Corporate Headquarters in Stamford Connecticut, where she supported the Corporate Legal, IP, Communications, Diversity, Research, and Marketing Departments forecasting and managing a yearly budget in excess of $15M and working independently with more than 50 vendors across five corporate channels, including corporate marketing, corporate communications, corporate research, corporate diversity and community outreach. Ms. Bentley also served as the point of contact for Corporate Crisis Management where she was directly responsible for website content and graphic highlights serving as crisis management update to all Pitney Bowes employees worldwide. She began her employment with Pitney Bowes in 1999 until her relocation to Charlotte, North Carolina in 2008.

Ms. Bentley’s significant career accomplishment while she was in the U.S. Military. As the Battalion’s Legal Clerk she developed and produced the Battalion’s legal Standard Operations Procedure Policy Manual (SOP) for a newly created Unit with 7 outlying companies throughout Germany, directly charting all legal procedures including military court martial and discharges, and is still being used to date.

Ms. Bentley attended the Warren Harding High School, Norwalk Technical College and Phoenix University and soon will complete and attain her dual Bachelor’s degree in Office Management and Legal Studies. Her leadership style is – “set an example that mirrors the words you utter dispensing compassion and sincerity along the way.”

(21)

ITEM 6. EXHIBITS

Exhibit No. Description

----------- -----------

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

31.1 Sec. 302 Certification of Principal Executive Officer

31.2 Sec. 302 Certification of Principal Financial Officer

32.1 Sec. 906 Certification of Principal Executive Officer

32.2 Sec. 906 Certification of Principal Financial Officer

----------

* Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 and our Form 10-K/A for the period ended December 31, 2010, (SEC File Number 000-53674) on the website at www.sec.gov

(22)

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

August 22, 2011 Registrant: Revolutionary Concepts, Inc.

By: /s/ Ronald Carter

Ron Carter, Director, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Garry Stevenson

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)