Form 10-Q
period 2011-09-30
Revolutionary Concepts Inc
filed 2011-11-21
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

Commission File Number 000-53674

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or	Classification Code Number)	Identification No.)
Organization)

Revolutionary Concepts, Inc.

13850 Ballantyne Corporate Pl

Charlotte, NC 28277

980-225-5376

(Address and telephone number of principal executive offices and principal place of business)

Ron Carter, President

Revolutionary Concepts, Inc.

13850 Ballantyne Corporate Pl

Charlotte, NC 28277

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 17, 2011
Common stock, $0.001 par value	61,248,037

(1)

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

 CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………...24-28

Exhibit 3.2 – Sarbanes-Oxley Act…………………………………………………………….29-30

(2)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K/A for the year ended December 31, 2010, filed June 30, 2011. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

(3)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

BALANCE SHEETS
as of:
	Unaudited	Audited
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$—	$184
Total Current Assets	—	184

Fixed Assets
Computer equipment	12,231	11,331
Accumulated depreciation	(10,997)	(10,577)
Total Net Fixed Assets	1,234	754

Other Assets
Patent costs	88,306	88,306
Accumulated amortization	(82,087)	(74,602)
Total Patent Costs net of accumulated amortization	6,219	13,704

Security deposits	1,500	1,500
Total Other Assets net of accumulated amortization	7,719	15,204

TOTAL ASSETS	$8,953	$16,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$173,542	$78,809
Accrued interest payable	91,494	88,860
Other accrued expenses	601,776	215,340
Total Current Liabilities	866,811	383,009

Long-term Debt
Notes payable	204,837	204,837
Notes payable - related parties	487,588	77,785
Total Long-term Debt	692,425	282,622

Stockholders' Deficit
Preferred stock 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 61,248,037 and 37,857,533 shares
issued and outstanding, 1,000,000,000 authorized, respectively	61,248	37,858
Additional paid in capital	2,944,938	2,248,651
Unpaid capital contributions (see note 3)	(227,544)	(121,952)
Deficit accumulated during the development stage	(4,328,926)	(2,814,046)
	(1,550,284)	(649,489)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,953	$16,142

The accompanying notes are an integral part of these consolidated financial statements

(4)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF INCOME (LOSS)
For the Quarters Ending September 30, 2011 and 2010
and the Nine Month Periods Ending September 30, 2011 and 2010
and the period from March 12, 2004 (Inception) to September 30, 2011

	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
					March 12, 2004
	For the Quarters Ending		For the 9 Month Period Ending		(Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

OPERATING EXPENSES
Automobile expense	1,152	1,152	3,456	3,456	28,943
Bank charges	242	195	424	633	7,258
Compensation	432,399	69,231	676,164	69,231	896,235
Depreciation & amortization expense	2,635	2,635	7,905	10,717	96,154
License and permits	—	500	325	500	6,658
Office expense	2,021	859	2,880	2,577	20,117
Office supplies	(415)	253	444	868	15,009
Payroll taxes	24,906	6,871	37,822	(2,873)	71,142
Printing and reproduction	307	174	809	176	16,429
Professional fees	529,296	527,624	739,643	564,919	2,307,801
Rent expense	3,010	—	3,010	—	3,010
Research and development expense	30,923	—	30,923	—	591,881
Tax expense	—	—	—	64	1,305
Telephone expense	163	163	1,358	1,030	22,655
Travel expense	3,499	2,102	5,591	2,288	104,517
Website development expense	154	—	176	480	13,930
Other expenses	329	270	1,756	983	52,156
Total Operating Expenses	1,030,618	612,029	1,512,683	655,049	4,255,197

OTHER INCOME & (EXPENSE)
Interest income	1,241	1,057	3,602	4,026	36,492
Other income	—	—	—	—	490
Interest expense	1,269	(85,979)	(5,799)	(87,167)	(110,711)
Total Other Income and Expense	2,511	(84,922)	(2,196)	(83,141)	(73,728)

NET (LOSS)	(1,028,108)	(696,951)	(1,514,880)	(738,190)	(4,328,926)

Weighted average number of
common shares outstanding	28,526,600	23,852,109	28,526,600	23,852,109	28,526,600

Net (Loss) per common shares
outstanding	$(0.04)	$(0.03)	$(0.05)	$(0.03)	$(0.13)

The accompanying notes are an integral part of these consolidated financial statements

(5)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
for the Nine Month Periods Ended September 30, 2011 and 2010
and the period from March 12, 2004 (Inception) to September 30, 2011

			Unaudited
	Unaudited	Unaudited	March 12, 2004
	For the Nine Month Period Ended		(Inception) to
	September 30,	September 30,	September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,514,880)	$(738,190)	$(4,328,926)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	7,905	10,717	93,084
(Increase) in other assets	—	—	(1,500)
Common shares issued for services received	657,472	470,678	1,478,156
Increase in (decrease) accounts payable and accrued expenses	483,802	151,402	866,811
NET CASH (USED IN) OPERATING ACTIVITIES	(365,700)	(105,393)	(1,892,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(900)	—	(12,231)
Investment in patent costs	—	—	(88,306)
NET CASH (USED BY) INVESTING ACTIVITIES	(900)	—	(100,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of notes payable	409,803	32,929	999,925
Issuance of common stock shares for retirement of debt	62,205	—	62,205
Retirement of debt	—		(307,500)
Paid in capital from private placements and warrants	—	—	992,471
Capital contributions	—	18,450	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(105,592)	54,300	(227,544)
NET CASH PROVIDED BY FINANCING ACTIVITIES	366,416	105,679	1,992,911

NET INCREASE (DECREASE) IN CASH	(184)	286	(0)

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$184	$—	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$(0)	$286	$(0)
	$—
SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$1,188	$16,052
Taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(6)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

Revenue recognition – The Company will recognize sales revenue at the time of delivery when ownership has transferred to the customer, when evidence of a payment arrangement exists and the sales proceeds are determinable and collectable.  Provisions will be recorded for product returns based on historical experience.  There was no revenue generated during the Nine months ended September 30, 2011.

Options and warrants issued – The Company allocates the proceeds received from equity financing and the attached options and warrants issued, based on their relative fair values, at the time of issuance.  The amount allocated to the options and warrants is recorded as additional paid in capital.

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended March 31, 2011 and 2010. For the periods from inception (March 12, 2004) to September 30, 2011, no stock options were committed to be issued to employees.

(7)

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

Research and Development Costs - Research and development costs are expensed as incurred in accordance with generally accepted accounting principles in the United States of America.   Research is planned search or critical investigation aimed at discovery of new knowledge with the hope that such knowledge will be useful in developing a new product or service or a new process or technique or in bringing about a significant improvement to an existing product or process. Development   is the translation of research findings or other knowledge into a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. It includes the conceptual formulation, design, and testing of product alternatives, construction of prototypes, and operation of pilot plants. It does not include routine or periodic alterations to existing products, production lines, manufacturing processes, and other on-going operations even though those alterations may represent improvements and it does not include market research or market testing activities. Elements of costs shall be identified with research and development activities as follows:  The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses shall be capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities that are acquired or constructed for a particular research and development project and that have no alternative future uses and therefore no separate economic values are research and development costs at the time the costs are incurred.  Salaries, wages, and other related costs of personnel engaged in research and development activities shall be included in research and development costs.   The costs of contract services performed by others in connection with the research and development activities of an enterprise, including research and development conducted by others in behalf of the enterprise, shall be included in research and development costs. There was no research and development costs incurred during the nine months ended September 30, 2011.

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

(8)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the Company to receive advances from the Company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2010 and September 30, 2011 the advances totaled $121,952 and $115,271, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

(9)

 NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:

	12/31/10	9/30/11
Professional Fees	$8,169	15,494.50
Legal Fees	58,977	105,352.53
Consulting Fees	8,200	50,267.66
Other	3463	2,277.30
Total	78,809	173,391.99

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

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim is $100,996, plus interest at 18% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,066.76 with no interest, of which the company has received note from Mr. Carter for $112,272.93 for the part of the judgment, interest and fees that was from a personal note that the Company guaranteed.

NOTE 6 – CAPITAL FINANCING

The Company, though a Private Placement Memorandum (“PPM”) dated April 24, 2007, raised capital of $321,100.  The PPM offered 642,200 shares of common stock at a price of $.50 per share.  Expenses of this offering, $18,000, were paid from the proceeds and included legal and accounting expenses, filing fees, printing costs and other offering costs.  No commission, discount, finder’s fee or other similar remuneration or compensation was paid, directly or indirectly to any person for soliciting any prospective purchaser.  This was a non-contingent offering and there was no minimum number of shares required to be sold, except the minimum of $1,000 (2,000 shares) per purchaser was required to accredited investors.  During 2009, the Company raised $139,500 in a private placement priced at $1.25 per share for a total issuance of 111,600 shares and had 10,000 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for 20,000 common shares.  During the nine months ending September 30, 2010 the Company had 14,538 Class A warrants exercised at $0.65 per share and 10,000 Class B warrants exercised at $0.90 per share, for an aggregate 24,538 common shares, increasing paid in capital $18,450.  The warrants have now expired and no further warrants may be exercised.

(10)

NOTE 7 – INTELLECTUAL PROPERTY

The patent number US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In accordance with FASB 86, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.   The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB 86.  The following are patent pending applications; Video system for individually selecting and viewing events at a venue.  The Detection and viewing system method for providing multiple viewing opportunities of events at a venue.  Feeding pacifier with removable fluid source.  Mole surveillance system.  Medical audio/video communications system.  Real estate audio/video monitoring communication system. As of September 30, 2011, the Company has expensed $88,306 for filing and legal fees related to our patent and patent pending intellectual property.

NOTE 8 – COMMON STOCK SHARES FOR SERVICES RECEIVED

On August 4, 2011, the Company issued 276,500 restricted common shares for professional services provided to the Company. The shares were recorded at the market price on the date of issue of an aggregate of $13,825.

On August 4, 2011, the Company issued 6,800,000 restricted common shares to the officers of the Company, for contributions to the Company over the past year, the shares were recorded at the market price on the date of issue of an aggregate of $340,000.

NOTE 9 – CONVERSION OF DEBT TO EQUITY

On April 24, 2008 the Company issued two notes payable in the amount of $7,500 to unrelated parties.  On May 5, 2008 the Company issued another note payable $300.000 to another non-related party at 4% interest which began to come due in October, 2008. These promissory notes were secured by a pledge of up to 612,000 shares of restricted common stock from our authorized but unissued shares. The Company has issued 631,000 shares of restricted common stocks to the note holders in exchange for the retirement of debt and interest payable. During November and December 2010, the Company issued 13,517,200 shares of restricted common stock to the note holders in exchange for the retirement of debt and interest payable. To date, these shares have retired $52,000 in accounts payable. On August 4, 2011 the Company converted two of its long term notes payable dated 12/30/10 and 1/15/11, for a total of $62,205 and issued 12,441,068 restricted common shares for that conversion. This conversion of debt reduced our long-term notes payables $62,205,upon conversion the accrued interest payable of $2,915.45 was forgiven.

NOTE 10 – NOTES PAYABLE

Also during 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,836 and $84,950 to accrued interest payable, to reflect the assignment by some of our creditors of their balance to a note from an investor that will be paid one year or more past the original due date. The $204,836 of the notes do not bear any interest and begin coming due in July 2011.. The notes can be converted to restricted common stock.

For fiscal 2011 year, through September 30, 2011, the Company has issued several long term notes payable for a total of $530,089 and retired $62,205 in long term notes payable. The notes bear an interest of 10% and begin becoming due starting in January 2013. The notes can be converted to restricted common stock. If a stock conversion is elected, the interest will be forgiven.

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

(11)

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

In September 2011, Revolutionary Concepts engaged SIS Development as technical consultants for the product development stage. The product development stage consist of 5 phases,

Phase 0 – Product Definition

Phase 1 –Design

Phase 2 - Implementation

Phase 3 - Test

Phase 4 – Delivery

SIS completed the initial phase in October 2011.

The system by design will provide for continuous software development and updates. Software as a Service (SAAS) is a means of recurring revenue and continuous upgrades. Monitoring revenues are also in our company’s plans as another source of recurring revenue.

We have funded our development through three private offerings in 2005, 2007 and 2009 respectively. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and patent new applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted commons stock from authorized shares. In 2010, we partnered with US Financial and Rainco Industries to assist with Investor Relations services and in identifying additional funding sources. We believe that this relationship has enabled our company to achieve a listing with Standard and Poors, approval to trade on the Frankfurt Stock Exchange and the resolution of a portion of our debt.

(12)

Introduction to the EyeTalk Communicator

Our company designed and patented a communications and monitoring system which it expects to give users the ability to remotely and interactively monitor and communicate with, and have control of a smart camera in a variety of markets.

The EyeTalk technology is primarily a software platform with a hardware component of an external smart camera deployed at a chosen location. The system offers two-way communication and it streams video to designated PC or handheld devices such as PDA’s, smart phones or other smart devices. . The software interface allows the system to offer preprogrammed messages, greeting, commands, etc. The software maintains information captured by the EyeTalk system. Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Smart phone, or other compatible device. The EyeTalk software platform will be able to communicate with many of the smartphone and other devices that are currently available in the market place. Our company intends to offer solutions that are preemptive and preventative as opposed to reactive and responsive

As a residential application, the EyeTalk system allows seamless communication to a residence allowing the owner to interact remotely with visitors to the home or building via any common personal communication device with the benefit of audio, video and data communication. The system utilizes new technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest.

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

(13)

INDUSTRY

The United States security services have generally divided the market into the following segments: security officer and investigation services, armored car services, monitoring services, and consulting. Security officer and investigation services are the oldest and largest segment of the security industry.

According to the USBX 2006 Year End Security Update the network camera video segment of the security industry is valued at $7 Billion annually and has experienced a 20% annual growth rate. While noting that the public market support for the segment has remained strong and actually led all security industry segments in 2007, hardware and software costs have shrunk which has pressured margins in the industry. According to USBX, “iSuppli, a respected technology market research firm, announced this quarter that they project IP video surveillance camera revenue to grow to more than $9.0 billion by 2011, a compound annual grown rate of 13.2%”

The USBX 2006 Year End Security Update report notes that each vertical market has differing applications but banking, gaming and inventory control are the premier growth applications. Further, according to the USBX report, an estimated $45 billion annually is lost in inventory shrinkage and bank fraud and network camera video is often at the forefront of industry efforts.

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

Unnecessary calls for police service due to false burglar alarms have grown into a tremendous problem. Burglar alarms serve as useful deterrents to crime, but the amount of time and money police spend responding to the 7 million to 15 million or more false alarm calls every year has become intolerable to many law enforcement agencies. Projected growth in the use of alarms portends a worsening problem.

How common are false alarms? Almost everyone agrees they are too common, but exactly how common depends on definition and point of view. The usual way to quantify false alarms is to express them as a percentage of all alarm calls. Looked at that way, 95 percent to 98 percent of all alarm calls are false—that is, they do not indicate an actual or attempted intrusion.1 That view makes the problem look abominable.

Why exactly is the current rash of false alarms a problem for police? Expense conscious police departments recognize that alarms have a cost. They consume officer time, waste fuel, increase the risk of accidents, cause wear and tear on equipment, reduce police service to areas with a greater need for officer presence, and over time erode officer caution.

The EyeTalk system provides a means of verification prior to dispatch; the communication can be initiated by a broad array of technologies, such as doorbells, glass breakage, heat or motion detectors, weapons detectors, biometric signaling or voluntarily. The EyeTalk is programmed to manage most events with standard greetings, identifications, commands, or directions. The EyeTalk can then notify designated personnel of the triggered event, sending images of the current situation and permitting audible response.

We expect to compete by emphasizing the unique aspects of the EyeTalk technology in its marketing directly to distributors and end users. We also intend to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

(14)

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

Our management also believes the EyeTalk has advantages over existing and competing technologies. Many of these applications may not relate to the security field at all, but may nonetheless be commercially useful. The additional commercial benefits of the EyeTalk include:

• access control

• entry management

• monitors deliveries

• records employee arrivals and departures

• provides remote access

• provides a database of activity to and from a facility

Our management also expects to identify additional companies that may be interested in licensing arrangements for sales to consumers. It believes the EyeTalk provides consumers with the functions and features that are superior to those currently available and offered by competitors. These include:

• allows the occupant to view, record or respond to visitors or guests without opening the door or even being in the home

• detects a visitor, providing a measure of convenience to guests who no longer need to search for and activate a doorbell button

• allows remote access to visitors by the owner/occupant of the building

• allows deliveries to be made and monitored while the owner of the home is away from the premises

• detects intruders, allowing for an immediate response from the property owner

• serves as a deterrent to criminals whose entry can be chronicled by the system and who cannot determine if persons are at home or not because of the nature of the remote interaction system.

• functions as a recordkeeping database of all visitors to the home, welcomed or un-welcomed, with date, time and photographic records.

• alerts the owner of a power outage at the facility.

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

(15)

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

COMPETITION

We expect to compete with much larger and better financed companies in the remote monitoring industry, all of which have superior name recognition, such as ADT, ATT, Pinkerton’s and others. RCI owns the patent by which many of the aforementioned companies will be dependent upon and may, although no determination has been made, already be infringing in some manner

 Remote monitoring is available through a variety of media and processes, including systems integrators, closed circuit television systems, intrusion detection systems, and others. These systems typically incorporate ultrasonic, infrared, vibration, microwave and other sensors to detect door and window openings, glass breakage, vibration, motion, temperature, and noise and transmit through alarms and other peripheral equipment.

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

(16)

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Operating Expenses Although we have not begun generate revenues, our total operating expenses increased to $1,030,618 from $612,029 for the three months ended September 30, 2011 and 2010, respectively as compared to $1,512,683 and $655,049 for the nine months ended September 30, 2011 and 2010, respectively. This increase is primarily attributable to increased unpaid accrued compensation, professional fees and legal fees accumulated for protecting the Company’s patent and patents pending.

Net Loss. Our net loss increased to $1,028,108 from $696,951 for the three months ended September 30, 2011 and 2010, respectively as compared to $1,514,880 and $738,190 for the nine months ended September 30, 2011 and 2010, respectively. This increase is attributable primarily to increases in unpaid accrued compensation, professional fees and legal fees accumulated for protecting the Company’s patent and patents pending.

Assets. Assets decreased by $7,189 to $8,953 as of September 30, 2011, from $16,142 as of December 31, 2010. This decrease was primarily due to depreciation and amortization.

Liabilities. Total liabilities increased by $893,605 to $1,559,236 as of September 30 2011, from $665,631 as of December 31, 2010. This increase is primarily attributable to the increase in accounts payable, accrued unpaid compensation and long-term notes payable.

Stockholders' Deficit. Stockholders' deficit increased by $900,795 to $1,550,284 as of September 30, 2011 from $649,489 as of December 31, 2010. The increase was due primarily to continuing losses from operations $1,514,880.

Liquidity and Capital Resources

General. Our primary sources of cash have been sales of common stock through private placements and loans from affiliates. We are a developmental stage company moving from Research and Development (“R & D”)to the initial stages of development. The transition from R & D to development and production requires a greater focus on operations, product infrastructure, distribution and channel partners and industry alliances. Over the next 6 - 12 months, we will be looking for the ideal acquisitions that will enable our company to take advantage of an existing customer base. Our management will also pursue appropriate Letter of Intents and Joint Ventures that will position our company to move its products into these ventures when successful production is completed.

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

Overall, we had a net decrease in cash of $184 for the nine month period ended September 30, 2011 compared to an increase of $286 over the same prior year period.

(17)

Cash Flows from Operating Activities. Net cash used in operating activities was $365,700 for the nine month period ended September 30, 2011 compared to $105,393 for nine month period ended September 30, 2010. This increase is primarily attributable continuing net operating losses offset by shares issued for services and an increase in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities. There was $900 used by investment activities for the purchase of equipment for the nine month period ended September 30, 2011 compared to no cash used by investing activities for the ended period ended September 30, 2010.

Cash Flows from Financing Activities. Net cash provided by financing activities was $366,416 for the nine month period ended September 30, 2011 compared to cash provided by financing activities of $105,679 for the period ended September 30, 2010 and is attributable to the increase in notes payable of $409,803 and an the issuance of common stock shares for the retirement of debt in the amount of $62,205..

Additional Information.We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission’s Public Reference Room at Room 1580, 100 F Street, N.E., Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that we file with the Commission through the Commission’s Internet site at www.sec.gov.

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(18)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently involved in a lawsuit in state court regarding legal malpractice. The Company has sued its former law firm for legal malpractice regarding the handling of its foreign patent rights. The Defendants moved to have the suit dismissed, claiming that the state court did not have jurisdiction to hear the case. The Court ruled in favor of the Company, and the Defendants appealed the ruling.

The North Carolina Court of Appeals has issued its opinion in Revolutionary Concepts, Inc. v. Clements Walker PLLC.  The three-judge panel unanimously voted to dismiss the appeal and return the case to the North Carolina Business Court for further proceedings.

The Company also sued Emmanuel Ozoeneh in federal court. Ozoeneh was a former business partner in a prior business venture with CEO Ron Carter. Ozoeneh began making false claims that he was the inventor of the EyeTalk system. RCI filed suit in federal court to have Carter declared the sole inventor. This case has been resolved to the satisfaction of the Company. The terms of the agreement are confidential, but the result was that Ronald Carter and the Company were declared as the sole inventor and retains all rights to the patent(s) for the EyeTalk system. The Company is currently in default on the agreement and is working to resolve the default.

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

November 18, 2011 Registrant: Revolutionary Concepts, Inc.

By: /s/ Ronald Carter

Ronald Carter, Director, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Garry Stevenson

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)