Form 10-K
period 2011-12-31
Revolutionary Concepts Inc
filed 2012-04-16
CIK 1320767

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

––––––––––––––––

FORM 10-K

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53674

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or	Classification Code Number)	Identification No.)
Organization)

Revolutionary Concepts, Inc.

13850 Ballantyne Corporate Place, Suite 500

Charlotte, NC 28277

980-225-5376

(Address and telephone number of principal executive offices and principal place of business)

Ron Carter, President

Revolutionary Concepts, Inc.

13850 Ballantyne Corporate Place, Suite 500

Charlotte, NC 28277

980-225-5376

(Name, address and telephone number of agent for service)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $0.001 per share	Pinksheets OTCQB

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

Yes ☐    No ☒

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. $3,621,319

       State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At April 9, 2012, there were 105,132,501 shares of Common Stock, $0.001 par value per share issued and outstanding

Documents Incorporated By Reference

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

(3)

PART I

Item 1.    Business

The Company is a development stage company positioned to begin launch and license of its patented technologies in 2012. The Company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. The Company in engaged in the development of smart camera technologies that interface with smart handheld devices enabling remote monitoring.

The Company’s efforts to date have been devoted to securing the intellectual framework around several key technologies and applications related to remote video monitoring. Advances in wireless technologies combined with increased data speed rates permits a very sophisticated and new means of monitoring, security and entry management.

The company has branded is new smart technology “EyeTalk®”. EyeTalk® is a first generation smart camera technology that allows interactive two-way communication between a smart phone and other handheld device.

Unlike many IP cameras that simply produce and transmit an image, the EyeTalk® smart camera technology has embedded capabilities that distinguish it as a significant technological advancement over traditional camera systems.

In July of 2011, Revolutionary Concepts engaged SIS Development Inc. to direct the development of this state of the art system. SIS Development, Inc. offers highly specialized, wing-to-wing commercial OEM product development services. SIS Development has an extensive track record of high volume product and software successes in Fortune 100 and startup environments alike. The initial product launch will be in the entry management space for both residential and commercial uses, with a medical application as an immediate spin-off.

The company currently holds two (2) patents, and expects to have a total of seven (7) by midyear 2012. The five (5) pending patents will fortify the claims of the initial patent award and position Revolutionary Concepts as a key player in the wireless camera space. The company plans to implement a variety of commercialization strategies ranging from development to licensing to generate revenue and to capitalize on the opportunities made possible by the wave of new wireless products in the market place.

The Company has funded product development through three private offerings in 2005, 2007 and 2009. The Company also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and new patent applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted common stock from authorized shares.

In July and August 2009, the Company issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, the Company Board of Directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carter of $75,000 with interest of 10%, by a shareholder.   On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,066.76 including interest, of which the Company has received a promissory note from Mr. Carter for $112,663.02 for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed.

In July 2010, the Company partnered with US Financial and Rainco Industries to consult in Investor Relations, introduction to institutional investors, assist with Mergers and Acquisitions, and to help develop a strategy to fund its growth As a result of this partnership, the Company has resolved additional debt obligations, is now trading on both the US and Frankfurt stock exchanges and is also now listed with Standards and Poors. In November 2011, the company terminated its association with US Financial only and retained the relationship with Rainco Industries.

(4)

Our Company’s Capital Structure

In its efforts to grow and expand the Company, management must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and the capital structure of the Company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock) or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy and the credit markets.

Potential investors in any company, including ours will consider those factors and the relative risks to their investment capital. To limit their risks, these investors may limit the size of their investment, or provide it to the company in stages, that is contingent upon the company reaching stated goals e.g., production, marketing, distribution and revenues. The ultimate question for management is; how do you get the investors to commit to making what could be a high risk investment for them, although one that would correspondingly benefit the Company, however one that the investor could lose if the Company were to fail. Management considered both the equity and the debt financing options based on the Company’s life cycle stage, economy, credit markets and other circumstances at the time, and reached the following conclusions;

Equity Financing - Management decided not to raise additional capital through an equity offering in its initial start-up and development stage for a variety of reasons;

(1) The Company would have had to go through the process of filing a registration statement e.g. S-1 with the SEC, which would have been very difficult to have received approved and would have been very time consuming, given our situation at that time.

(2) The direct and indirect flotation costs of the issuance of an equity capital raise could have run $250,000 or more, and the Company did not have those funds available.

(3) It would have been very difficult to get an investment banker to underwrite a new issuance for a development stage company with a limited operating history and revenues.

(4) Many investors did not want to take an equity position in the Company at that time and the corresponding risks of ownership.

(5) The issuance of equity to these investors, after resolving the potential regulatory hurdles, legal issues, time constraints, and costs would have resulted in immediate dilution for the other shareholders, giving them only limited hopes that value would be created.

Therefore, due to the above stated reasons, the economic climate and the Company’s circumstances at that time, management elected not to pursue raising capital through an equity offering at that time.

Debt Financing – Management elected to raise capital for the Company through debt financing for the following reasons;

(1) Due to the Companies need for further development of our patents, it had immediate and continuous need for capital.

(2) The investors were more willing to invest funds more expeditiously, and take a creditor’s position instead of that as an owner by taking an equity position.

(3) With those immediately available funds, management could continue to develop our technology and create short-term economic value to the Company by contracting with various vendors for work, prior to any equity dilution taking place.

(4) The investors were issued Promissory Notes that were unsecured without any collateral (taking a high risk), except as called for in the agreements.

(5) The Notes required no monthly payments which allowed us to use that free cash flow for operating expenses, reduced our cash outlays, interest payments and improve our budget, plans and forecast our cash flow.

(6) The investors received the potential upside of conversion of the Notes into equity while protecting our downside with the use of the cash flow.

(7) Should the investors decide to convert the Notes into common stock, then the Company’s debt would be eliminated from its balance sheet.

(8) The tax benefits of debt financing is that it’s less expensive, while the Company is taxed on earnings, it is not generally taxed on borrowed money and the interest on the Notes is tax deductible.

(9) Since the investors does not have any equity interests, it has no voting rights or other control over the management of the Company, its operations and no claim to its future earnings.

(10) If the Company ever suffers a negative financial situation, it is much easier to re-negotiate the terms of the Notes with the individual investors than with a bank, or a group of investors through an equity or bond offering.

Based on the reasons above, and since the Company required immediate capital to rapidly expand, grow, restructure its operations, continue development. finance potential acquisitions and execute its marketing plans; raising capital through debt financing was our best alternative. This strategy resulted in our expanding on our technology patents; thereby, increasing our potential assets, market capitalization value and our shareholders owning a portion of a much larger and more valuable company. As the Company continues to advance and develop through the different stages of its business life cycle, management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing and capital structure at that time.

(5)

Introduction to the EyeTalk® Communicator

The Company has invested in the IP for several commanding communications concepts enabling remote monitoring and efficient and effective security. The brand established for the company’s IP is “EyeTalk® “.EyeTalk® will provide users the ability to remotely and interactively monitor, manage and communicate through a smart camera designed to interface with IPhone, Androids and other smart handheld devices.

EyeTalk® represents a new generation of camera technology with capabilities never considered before now. Embedded processors and software give EyeTalk® a very versatile platform to operate upon unlike any camera designed to date. Smart camera technology is cutting edge and unprecedented. It possibilities are limited by imagination alone.

EyeTalk® is primarily a smart camera technology supported by a software platform with a hardware component of an external unit deployed at a chosen location. The system’s embedded processor facilitates communication between the camera and the person triggering its activation and/or the designated users of the system. The smart capabilities of the system allow for a live exchange between the end users and the person that triggered the camera or the camera will independently manage and activation on its own. Interface with the EyeTalk® system may be achieved via an IPhone, Android, Personal Data Assistant (PDA), Handheld Computer (HC), Smart phone, or other compatible device. The EyeTalk® software platform will be able to interface with many new smart devices flooding the market place today.

Current solutions for home security provide very marginal results and in many cases are ineffective and present a tremendous burden to municipalities because of the extremely high rate of false alarms. The EyeTalk® system utilizes smart technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest. As a by-product, the system also supports the need for verification of emergency situations that now cripple many municipalities across the nation burdened with the incidence of false alarms. The EyeTalk® system provides a means of owner verification prior to the triggering of an alarm.

Advances in wireless technology make it possible now to not only view events in and around a location, but also to record and/or initiate other actions that will serve as a better solution to entry management and security. Revolutionary Concepts has invested heavily in this area over the years and the returns on the company’s investment are coming to bear. Four additional patents related to the EyeTalk® technology are anticipated by June 2012 providing additional strength to the current IP and very broad coverage in the use of wireless camera technology.

Another major application for the EyeTalk® technology will address the growing need to monitor the elderly and aging population. Features of the EyeTalk® smart camera technology not found in basic IP cameras will allow advanced monitoring capabilities and address a significant demand on the horizon as baby boomers become seniors. Also, as a medical application, the EyeTalk® technology provides remote monitoring of patients and family members. The system incorporates fall prevention technology and offers a remote fall detection technology.

Additionally, the ability to visit loved ones who may be hospitalized many miles away will be another feature of the EyeTalk® system.

Additional patents are pending that offer very attractive and effective solutions for entry management in schools, universities, institutions, government buildings and other facilities requiring entry screening.

EyeTalk® is a brand that will establish itself as an industry leader as Revolutionary Concepts integrates its unique portfolio of technical solutions into the market place. The seeds that were planted over the years are coming to harvest and the alignment with wireless advances is almost perfect.

(6)

Preemption, Prevention and Protection –

Why EyeTalk®? EyeTalk® is a disruptive technology. It will cause a shift in an industry, it will change the way entry management is provided, it will cause a change in the way we approach security, it will offer capabilities like never before, and it will be efficient, effective and appropriate. Unlike systems in the market place that are responsive and reactive such as alarms that sound when there is a break-in or systems that monitor your home from the inside, EyeTalk® is designed to be preemptive, preventative and protective, by providing detailed information to the owner the moment someone is on a property. A better solution is one that begins before a break in or an invasion. The ability to address a situation before it takes place is a much better solution. The ability to engage a person, to alert a person that their presence is acknowledged, and to verify a potential emergency before an event occurs is within EyeTalk®s capabilities. The EyeTalk® systems are triggered and activated by an array of inputs such as motion, biometric sensors, metal detection underground fiber optic sensors, etc. When the system is activated by a trigger, it is programmed to provide standard greetings, directives, commands, etc.. The EyeTalk® can then notify designated personnel of the triggering event, sending images of the current situation and permitting audible responses.

The smart camera feature enables the system to talk independently and future generations of the technology will be equipped with voice recognition, a feature some would call artificial intelligence.... we would like to refer to it as real intelligence.

Another key feature of the technology is that it will serve as a crime deterrent via the video evidence EyeTalk® produces. The value of video in legal proceedings will help support prosecutions and crime reduction.

EyeTalk® is a very versatile technology and its offerings are very broad and comprehensive as an entry management device. From monitoring children arriving home safely from school, to verifying and receiving deliveries, to responding to service appointments, etc. etc. etc. the EyeTalk® technology represents a leap forward in the way we manage a variety of day to day activities.

The Company management expects to compete by emphasizing the unique aspects of the EyeTalk® technology in marketing directly to distributors and end users. The Company also intends to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security.

As with many development stage companies, the Company is currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. The Company currently has a negative net worth, extremely limited cash and had net losses $(912,479) at December 31, 2010 and $(1,767,337) at December 31, 2011. We had accumulated deficits to our stockholder’s equity of $(2,814,046) and $(4,581,383) for the years ended 2010 and 2011 respectively. Further, it may incur significant losses through 2012 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of December 31, 2011, the Company had 71,281,189 shares of its common stock issued and outstanding.

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

Our principal executive offices are located at 13850 Ballantyne Corporate Place, Suite 500, Charlotte, NC 28277. The Company’s telephone number is 980-225-5376. The President of the Company is Ronald Carter. The Company maintains a corporate website at www.revolutionaryconceptsinc.com. The contents of our website are not part of this annual report and should not be relied upon with respect to the annual report or incorporated by reference.

To date, our efforts have been largely devoted to developing the Company’s corporate structure, supporting investor relations and seeking patent protection around verticals of the core system. The Company is currently focused on the development stage now that the supporting technologies for the EyeTalk® system have emerged. The Company management hopes, but cannot guarantee, to release its remote network camera video system into the general marketplace in late 2012. The wireless infrastructure, the bandwidth necessary for seamless video transmission, the emerging number of smart devices to fully support the EyeTalk® technology are essentially in place.

(7)

Item 1A.    RISK FACTORS

THE COMPANY CANNOT ASSURE THAT IT WILL EVER GENERATE SIGNIFICANT REVENUES, DEVELOP OPERATIONS, OR MAKE A PROFIT. ITS INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT THE ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s independent auditors have noted that there is substantial doubt that it can continue as a going concern. As reflected in our financial statements the Company has had cumulative operating losses. The Company currently has a negative net worth, extremely limited cash and had net losses $(912,479) at December 31, 2010 and $(1,767,337) at December 31, 2011. We had accumulated deficits to our stockholder’s equity of $(2,814,046) and $(4,581,383) for the years ended 2010 and 2011 respectively. Management expects the losses to continue, thereby requiring addition capital, some of which may be generated from this offering. There can be no assurance that our plans will be successful. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OUR OFFICERS HAVE RECEIVED LOANS THAT MAY HAVE TO BE EXPENSED AND WHICH MAY CREATE CERTAIN TAX OBLIGATIONS.

From our date of incorporation, February 2005, through the date of this filing, the officers of the Company have not taken salaries but have taken advances from the Company, some of which have been repaid. The Company has booked these loans to shareholders as unpaid capital contributions on the balance sheet. As of December 31, 2010, the Company had loans to shareholders of approximately $121,952 to its officers and directors. As of December 31, 2011, the outstanding loans to the officers and directors were $80,345, including accumulated interest. The loans carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. If for any reason some of these loans default they will be written off as compensation expense in the income statement and the Company has already accrued estimated payroll taxes due at $7,175 as of December 31, 2011 for the principal amount of the unpaid capital contributions.

The company is a development stage company with no operating history for you to evaluate and it has not proven an ability to generate profits.

The Company is a developmental stage company. Although it has developed a working prototype and has identified potential markets, it is still in the research and development stage and expects, but cannot guarantee, to enter the commercialization phase in late 2012. The Company has no meaningful revenues so it will be difficult for you to evaluate an investment in the Company’s securities. From inception to date, the Company has had no revenues. The Company may never be able to become profitable.

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

Since inception the Company has had no revenues. The Company has not achieved profitability and expects to continue to incur net losses throughout fiscal 2012 and possibly subsequent fiscal periods. The Company expects to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if it does achieve profitability, it may be unable to sustain or increase profitability on an ongoing basis.

(8)

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

While the Company has had discussions with third party suppliers regarding the manufacture of its product, it currently has no arrangements. The Company expects to depend on third party manufacturers over which it will have no control. The Company is dependent upon the pricing by these companies and the availability and pricing of raw materials to produce its products. The availability of suppliers and the price and availability of the raw materials will be affected by numerous factors beyond its control. The Company does not have the resources, facilities or experience to manufacture the EyeTalk® product or any of its component parts. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, a product similar to the Company’s.

(9)

The company MAY have insufficient liquidity to CONTINUE.

The Company did not receive any proceeds from the sale of common stock from an S-1 offering in 2009; The Company will need additional sources of capital or it may not be able to continue operations. The Company is devoting substantially all of its present efforts to establishing a new business and will need additional capital to continue implementing the business plan. The Company has generated no revenue. If it cannot raise additional capital from investors, it will have to seek other sources of financing or it may be forced to curtail or terminate business plans. There is no assurance that additional sources of financing will be available at all or at a reasonable cost.

The Company has estimated the costs of completion of the commercialization at $2,500,000, which represents the development of the medical application. The residential application costs have not been determined. We believe that the at least part of the medical development will be able to be applied to the residential application. If no other sources of capital can be negotiated, the Company will have to initiate discussions regarding loans through commercial banks or from other funding sources. It expects to continue these discussions in the hopes of arranging financing to provide sufficient liquidity. There is no assurance that any of these discussions will prove successful sales, marketing and distribution capabilities have not been fully implemented. If the company fails to effectively sell, market and distribute the EYETALK® product, the business and results of operations will suffer.

The Company does not currently have a sales staff, marketing plan or other distribution facilities. It has engaged third parties to assist in identifying potential users of the EyeTalk® technology. If it is unable to create sales, marketing and distribution capabilities or enter into licensing and similar agreements with third parties to perform these functions, it may not be able to successfully commercialize the EyeTalk® product, In order to successfully commercialize any of its product candidates, it must either internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services.

the company may have exposure to legal claim that could cause significant losses.

The EyeTalk® product will likely be relied upon to provide methods of security from personal harm or property loss. To the extent that the EyeTalk® product malfunctions or experiences down times, losses could occur which would give rise to legal claims against the Company. There is no accurate method to predict the extent of exposure to these potential claims. It may therefore be susceptible to lawsuits that could cause it to incur substantial liabilities and/or limit commercialization of its EyeTalk® product. Product liability insurance for the technology industry is generally expensive, if available at all. The Company does not currently have any product liability insurance. If it is unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, it may be unable to commercialize the product candidates. A successful product liability claim brought against the Company in excess of its insurance coverage, if any, may cause it to incur substantial liabilities and, as a result, the business may fail.

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

(10)

the principal stockholders control the business affairs in which case you will have little or no participation in the business affairs.

Currently, our principal stockholders own 34.41% of our common stock. As a result, they will have control over all matters requiring approval by its stockholders without the approval of minority stockholders. In addition, they will be able to elect all of the members of the Board of Directors, which will allow them to control the affairs and management. They will also be able to affect most corporate matters requiring stockholder approval by written consent, without the need for a duly noticed and duly-held meeting of stockholders. As a result, they will have significant influence and control over all matters requiring approval by the stockholders. Accordingly, you will be limited in your ability to affect change in how the Company conducts business.

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

(11)

there is a potential market overhang that could depress the value of the company’s common stock and Future sales of its common stock could put a downward pressure on the price of your shares and adversely affect the price of your shares.

Because the principal stockholders own approximately 34.41% of our Common Stock regardless of the number of warrants exercised they may dispose of a substantial percentage of their stock subject to Rule 144 trading volume limitations. If substantial amounts of any of these shares are sold there may be downward price pressures on the Common Stock price, causing the market price of the Common Stock to decrease in value. In addition, this selling activity could:

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

(12)

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

(13)

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

Item 1B.    UNRESOLVED STAFF COMMENTS

         This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer

Item 2.    PROPERTIES

The Company leases office space at 13850 Ballantyne Corporate Place, Suite 500 Charlotte, NC 28277. The Company lease is for one year at a rate of approximately $1,330 per month, and includes all utilities, office phone and support staff for our President, Mr. Ronald Carter.

Item 3.    LEGAL PROCEEDINGS

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  RCI's trial counsel have assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

The Company also sued Emmanuel Ozoeneh in federal court. Ozoeneh was a former business partner in a prior business venture with CEO Ron Carter. Ozoeneh began making false claims that he was the inventor of the EyeTalk® system. RCI filed suit in federal court to have Carter declared the sole inventor. This case has been resolved to the satisfaction of the Company. The terms of the agreement are confidential, but the result was that Ronald Carter and the Company were declared as the sole inventor and retains all rights to the patent(s) for the EyeTalk® system. The Company is currently in default on the agreement and is working to resolve the default.

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

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,066.76 including interest, of which the Company has received a promissory note from Mr. Carter for $112,663.02 for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed.

Item 4.    REMOVED AND RESERVED

(14)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock commenced trading on September 13, 2010, on the National Association of Securities Dealers Inter-dealer Quotation System Over The Counter Bulletin Board under the symbol “REVO.QB. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the Over the Counter Bulletin Board. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2010
Third Quarter (September 13– September 30 2010)	$0.27	$0.15
Fourth Quarter (October – December 2010)	$0.82	$0.24

Fiscal Year 2011
First Quarter (January-March 2011)	$ 0.60	$ 0.05
Second Quarter (April-June 2011)	$ 0. 09	$ 0.01
Third Quarter (July– September 2011)	$ 0.08	$ 0.04
Fourth Quarter (October – December 2011)	$ 0.07	$ 0.01

Fiscal Year 2012
First Quarter (January – March 2012)	$ 0.04	$ 0.01

On April 9, 2012, the closing bid price of our common stock was $0.017

Holders

As of December 31, 2011, there were 71,281,189 shares of our common stock issued and outstanding and held by 244 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2011. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760 acts as transfer agent for our common stock.

Item 6.    SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

(15)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

The following is management’s discussion and analysis (|MD&A”) of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

       The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2010 or 2011.

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

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. For the period from inception (March 12, 2004) to December 31, 2011, no stock options were committed to be issued to employees.

(16)

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

(17)

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2011 due to the relatively short-term nature of these instruments.

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $121,952 and $80,345 in 2010 and 2011, respectively.

Management expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and adding accumulated interest, balances were due as of year ended 2010 and 2011 as follows:

	12/31/10	12/31/11
Ron Carter	$44,824	$-0-
Garry Stevenson	33,042	34,428
Bethiel Tesfasillasie	44,086	45,917
	$121,952	$80,345

In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in its income statement.

(18)

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

Overview – Business Conditions

The Company is a development stage company positioned to begin launch and license of its patented technologies in 2012. The Company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. The Company in engaged in the development of smart camera technologies that interface with smart handheld devices enabling remote monitoring.

The Company’s efforts to date have been devoted to securing the intellectual framework around several key technologies and applications related to remote video monitoring. Advances in wireless technologies combined with increased data speed rates permits a very sophisticated and new means of monitoring, security and entry management.

The company has branded is new smart technology “EyeTalk®”. EyeTalk® is a first generation smart camera technology that allows interactive two-way communication between a smart phone or other handheld device.

Unlike many IP cameras that simply produce and transmit an image, the EyeTalk® smart camera technology has embedded capabilities that distinguish it as a significant technological advancement over traditional camera systems.

In July of 2011, Revolutionary Concepts engaged SIS Development Inc. to direct the development of this state of the art system. SIS Development, Inc. offers highly specialized, wing-to-wing commercial OEM product development services. SIS Development has an extensive track record of high volume product and software successes in Fortune 100 and startup environments alike. The initial product launch will be in the entry management space for both residential and commercial uses, with a medical application as an immediate spin-off.

The company currently holds two (2) patents, and expects to have a total of seven (7) by midyear 2012. The 5 pending patents will fortify the claims of the initial patent award and position Revolutionary Concepts as a key player in the wireless camera space. The company plans to implement a variety of commercialization strategies ranging from development to licensing to generate revenue and to capitalize on the opportunities made possible by the wave of new wireless products in the market place.

The Company has funded development through three private offerings in 2005, 2007 and 2009. The Company also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and new patent applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted common stock from authorized shares.

In July and August 2009, the Company issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, the board of directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carter of $75,000 with interest of 10%, by a shareholder.  The note became due in November 2010. On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan. The amount of the claim is $100,996, plus interest at 18% and legal costs. On the 10 th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,066.76 with no interest, of which the Company has received a promissory note from Mr. Carter for $112,663.02 for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed

In July 2010, the Company partnered with US Financial and Rainco Industries to consult in Investor Relations, introduction to institutional investors, assist with mergers and acquisitions, and to help develop a strategy to fund its growth. As a result of this partnership, the Company has resolved additional debt obligations, is now trading on both the US and Frankfurt stock exchanges and is also now listed with Standards and Poors. In November 2011, the Company terminated its association with US Financial but retained the relationship with Rainco Industries.

(19)

Introduction to EyeTalk®

Revolutionary Concepts is the patent holder of a wireless smart camera technology, branded EyeTalk®. EyeTalk® represents a very disruptive technology that integrates into an industry of new smart devices…. an industry on pace to establish a new era in everyday life across all lines.

From Wire Industry News – February 2012;

By most standards, the iPhone is considered by a lot of people to be one of the most successful products in business history, and there are many reasons why the majority of people and especially iPhone users think so.

So far, about 200 million iPhones have been sold since it was introduced in the spring of 2007, and 37 million of them in the last three months of 2011 alone.

And make no mistake-- the iPhone is a huge revenue generator! Just last quarter, it contributed to over $24.39 billion in revenue for the fruity company from Cupertino, greater than the $20.9 billion Microsoft made in all of its many businesses.

Apple also produces the iPad. iPad is a line of tablet computers designed, developed and marketed by Apple Inc., primarily as a platform for audio-visual media

Tech Crunch – March 2012

Following Apple’s announcement yesterday of the new iPad’s record weekend, which saw 3 million devices sold in three days, analysts are upping their predictions for the tablet’s market share growth over the course of the year. In a note to investors, Gene Munster of Piper Jaffray says the firm is now forecasting as many as 66 million sales of the new device in 2012, up from the earlier prediction of 60 million. Meanwhile, Shaw Wu of Sterne Agee is now predicting 60 million, up from 55 million. Regardless of the final outcome, the bottom line impact the device will have on the market was summed up in Munster’s bullish note: ”we believe the unprecedented ramp of the iPad over the past year is evidence that the tablet market will be measurably larger than the PC market,” he said.

Revolutionary Concepts EyeTalk® technology represents a camera system with embedded intelligence. Moving beyond the typical take a picture, take a video and send it technology, the

EyeTalk® technology will activate and engage. The capabilities of the EyeTalk® system go beyond the ability to offer two way communication by incorporating an embedded processor that will ultimately be able to communicate and interpret while providing video surveillance and remote monitoring capabilities.

Wireless cameras, wireless communication devices such as smart phones and hand held devices represent the ultimate marriage of wireless technologies. Until we discover how to actually teleport people, wireless cameras and mobile monitors will allow people to literally be in two places at once.

Revolutionary Concepts believes its patent represents a very significant asset and advancement in camera technology.

The EyeTalk® technology is primarily a software platform with a hardware component of an external smart camera deployed at a chosen location. The system offers two-way communication and it streams video to designated PC or handheld devices such as PDA’s, smart phones or other smart devices. . The software interface allows the system to offer preprogrammed messages, greetings, commands, etc. The software maintains information captured by the EyeTalk® system. Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Smart phone, or other compatible device. The EyeTalk® software platform will be able to communicate with many of the smartphone and other devices that are currently available in the market place.

As a residential application, the EyeTalk® system provides a very effective and efficient means of entry management allowing seamless communication to and from a location to the owner to interact remotely with anyone who approaches with the benefit of audio, video and data communication. The system utilizes new technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest.

(20)

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

The point of greatest significance is not the fact that Revolutionary Concepts plans to participate in this space, but the fact that our company owns IP rights to the much anticipated wireless activity in the space.

The company has a careful eye on the transition many traditional security companies are attempting to make to a more practical video solution. Fortunately for Revolutionary Concepts, the company owns the rights to the use of wireless cameras and their interface with wireless handheld devices.

The EyeTalk® system also records and archives data, video and audio records. The system provides a centralized control system using a user-friendly application with a means for storing digital images and provides enhanced security features.

The company also recognizes that we have entered an era where cellphone applications are just a matter of every day activity. An “AP” that offers individuals the ability to manage and monitor locations of interest is both very marketable and necessary.

Our management expects the EyeTalk® technology to provide three primary benefits:

Protection – EyeTalk® as a standalone system will provide a much safer platform because of its preemptive capabilities, or the EyeTalk® system may augment current residential and commercial security systems.

Monitoring – EyeTalk® may allow the user to better facilitate the task of entry management in non-threatening circumstances, such as latch key school children, and deliveries allowing the user to maintain better control and understanding of what is going on at any given location or property at any given time.

Convenience – EyeTalk® will add convenience to home and business owners, by providing a more responsive and efficient means of responding to, screening, and monitoring activity at a given location. Deliveries and service appointments can be better managed with a system such as EyeTalk®..

For all intents and purposes, traditional security and alarm services are ineffective, inefficient and costly. Across the country, municipalities report false alarms at a rate exceeding 90%. The response time between an event and police arrival can be much too long. EyeTalk® represents a proactive response rather than a reactive one.

To insure the highest quality and product reliability, Revolutionary Concepts entered into a development agreement with SIS Development to produce the initial EyeTalk system. Revolutionary Concepts is committed to producing a very high quality, reliable and sophisticated system however the first generation of the EyeTalk®technology will not have all of the feature sets intended for future models, and will simply serve as the company’s initial launch and introduction.

SIS Development, Inc. offers highly specialized, wing-to-wing commercial OEM product development services. SIS has managed formidable, leading-edge design teams shipping millions of products a year and has an extensive track record of high volume product and software successes in Fortune 100 and startup environments alike.

The President of SIS Development is Richard Kramer. Prior to founding SIS Development, Inc. and Security Industry Services, Inc., Richard Kramer served as General Manager-Technology and Vice President, Engineering at General Electric’s GE Security division, where he led a progressive 250+ person organization with more than $500M per year in revenue. He was responsible for managing 16 groups in 11 geographically dispersed locations, providing advanced Network, Software, Wireless, Enterprise/Commercial/Residential/Real Estate Solutions for the video surveillance (system software, IP solutions, communications, cameras, recorders, PTZs, video recognition technology), life safety (central station software, intrusion systems, software and sensors), and key control/real estate system software/product markets.

The EyeTalk® product development is in very capable and competent hands. Needless to say, we are thrilled to have SIS Development as a part of our team.

(21)

INDUSTRY

Security industry stats from IMS Research

by Geoff Kohl

First up is 2009.

In the Americas, here's how differing industries compared in a rough financial year. The semiconductor market was down 30%; industrial automation was down 15%; vehicle production was down 33% and consumer technology was down 6%. Despite those significant downturns in many major industries, the electronic security industry was down only 0.2%. Basically, that means our industry stayed flat during 2009.

Also in 2009, IMS saw network video up 25% and analog video down 7%. They saw a terrible year for analytics companies. While analytics was having trouble, megapixel video surveillance had a good year, even as HD emerged as a potential format of choice. Megapixel could even outpace "standard resolution" IP video usage by 2012 or 2013 based on what IMS saw in 2009.

Now to the future...

In 2013, in the Americas, video surveillance is going to be 43% of the total physical security systems market; that means a huge increase in terms of video's role in the overall market. Fire will be 20% (that's down from current market share per IMS); intrusion will be 11.2% (also down in overall market share); and access control will be 7.8% (again, that's down in overall market share -- a loss chiefly attributed video's strong growth rather than any failing in the access control market).

In 2010 (since that's the year we're dealing with now), IMS is forecasting a large number of mergers and acquisitions, which they think will happen because the capital funding for such purchase is finally coming back. They're expecting 2% growth in North America for security products as a whole, a growth number that pales in comparison to a 15.2% growth forecast for security products in China/India. While North America isn't going to see the banner year that China and India will see, it certainly is better than what IMS is forecasting for Europe -- which is a -4.8% decline in overall revenues attributed to the sale of security products.*

*Article not incorporated by reference.

The tipping point for when IP video takes over analog video in sales is going to be pushed back a year thanks to the bad economy of 2009; now it is forecasted to be 2013 or 2014 when that transition happens.

(22)

How to Capitalize on the Fastest Growing Trend in Residential Security

By Jay Kenny – Feb 03, 2012

Security dealers and integrators are recognizing that consumers increasingly rely on smartphones, tablets and other mobile devices to control home security, automation and energy management services. Alarm.com, a provider of interactive security solutions, has evidence to support this trend.

This shift in consumer behavior is driven both by the explosive adoption of mobile devices and the availability of dynamic apps and services for end users to unlock additional value from their security system. Usage trends are not limited to monitoring security events that occur in the home, but also extend to a range of relevant day-to-day interactive services such as receiving motion-triggered video clips when kids arrive home from school, alerts when cabinets are accessed, or the ability to remotely adjust thermostats, lights and door lock settings. It is a behavioral change that presents a new opportunity and should not be lost on security dealers and integrators. Mobile connection to the security system has proven to be a successful way to improve retention of existing customers, drive new customer acquisition, deliver additional revenue-generating services, and differentiate a product offering as new entrants hit the market.*

*Article not incorporated by reference.

EyeTalk® as stated previously represents a technology with embedded intelligence. This one key feature that we term smart camera technology, combined with smart phone technology is a very powerful and compelling combination of technologies. A key reason we define EyeTalk® a “disruptive technology”.

Mobile apps help close sales – Increasingly, feedback from Alarm.com partners is that one of the most powerful sales tactics is to show interactive system capabilities and features on a mobile device such as an iPhone, iPad or Android smartphone. This "mobile-first" approach in the sales cycle is more effective than showing mobile apps as a "nice-to-have" among a list of broader system features. Once prospective customers see how easy and convenient it is to use a free app to arm the system, adjust the lights or watch live video of their property, their perceived value increases dramatically and distances the product offering from that of competitors.

Mobile services keep customers "sticky" – In addition to helping dealers close more sales, the mobile app significantly drives day-to-day use of the system, in turn increasing customer stickiness and reducing customer attrition. In fact, analysis conducted by Alarm.com in 2011 confirmed a direct correlation between a consumer's consistent interaction with their interactive security system and reduced attrition. Through an independent third party analysis, it was proven that customers with interactive accounts stay on longer than traditional security customers and those who are actively logging into their accounts via the Alarm.com website or mobile app attrite even less.

Mobile apps help meet rising consumer expectations – Current mobile trending shows people are not just becoming more comfortable with technology, but that they prefer the convenience of the mobile app to monitor and control home security system settings. Mobile apps enhance the value of the security platform and deliver access to key services consumers expect on-demand wherever they are, and from any device.

Mobility isn't just about remote access – It would be reasonable to assume that customers are solely utilizing mobile devices remotely to monitor and interact with security, video, energy and automation functions. But dealers and integrators report that for many customers the mobile app offers much more. Customers appreciate the ability to change system settings, lock doors or turn off lights from the living room couch or bedroom rather than having to do so from a physical keypad. Mobile apps also offer a new level of awareness and comfort by enabling the user to stay connected and essentially extend the value of the security system.

Mobile apps can drive sales for other services – Mobile apps can expose customers to additional services anchored to the security platform, especially when used as a sales tactic for a whole home solution. The ease of controlling home energy and seeing video through the same platform can create higher system value as well as increase the opportunity to attach add-on services and generate more RMR. Mobile apps help drive sales for system-integrated services such as video, energy management and home automation.

Below is an illustration of the security market segments. (2011)

SECURITY
PRODUCTS
VIDEO
SURVEILLANCE
47.5%
INTRUDER
ALARMS
29.5%
ACCESS
CONTROL
23%

Fig 2.1
World Sales of Security Products 2011

memoori

(23)

Future Plans and Potential Markets

Our management believes it has the capability to enter into a growing security marketplace with an explosive product at the perfect time.. Research and current trends suggest that the security industry will continue to experience increased spending and growth on detection devices such as EyeTalk®. The companies Intellectual Property makes it more than just a provider but the outright owner of a very relevant and significant IP… a tremendous asset. The future of the company is bright and the options of development and/or licensing provide incredible latitude.

The company systematically filed patents over the past decade in the areas of medical, institutional, child monitoring, home healthcare and real estate markers. As these assets are now manifesting themselves one by one, the company’s plans are unfolding perfectly. Each of the aforementioned markets are monumental and perfectly suited for the IP in our portfolio.

The company also believes that EyeTalk® has advantages over existing and competing technologies by virtue of its embedded intelligence and processing capabilities. . Many of these capabilities may not relate to the security field at all, but may nonetheless be commercially useful. The additional commercial benefits of the EyeTalk® include:

  Virtual reception capabilities for offices and businesses
  Advanced operations management and remote supervision
  Remote on-line education and real-time teacher/student interface (homeschooling)
  Home healthcare monitoring and independent living capabilities
  Sports applications and entertainment

Sales Strategy

The company plans to utilize multiple sales and distribution channels.

·	Multi-level Marketing

Multi-level Marketing (MLM) is one of the sales strategies the company plans to employ. This idea was suggested by a vast number of shareholders who have MLM experience and can create an immediate sales force. As the company explored the MLM sales option, it became very evident that a MLM distribution channel could be very effective and lucrative. A number of key factors support this distribution approach.

1)	Economic conditions make a MLM opportunity for people either out of work or needing to supplement their income very attractive. This fact combined with product appeal make the sale of EyeTalk® through a MM model very attractive.
2)	Rapid growth and rapid revenue potential for the company are very possible given the network of supporters and shareholders with interest in marketing and selling the EyeTalk® systems

MLM sales worldwide sales are in excess of $100 billion dollars and growing annually. Every product category imaginable is now sold through MLM. Ease of entry, speed to market and relatively low startup marketing cost are two key factors to many companies selecting the MLM model. Products that are best sold through personal demonstration are highly successful in the MLM business model. A number of companies have entered the MLM industry and achieved over $100 million in annual revenue in less than five (5) years and several have reached $500 million or more in the same period. It is not uncommon for companies to achieve triple digit growth for a number of years in the startup phase.

Members of our management team, who are seasoned in the MLM industry, as well a number of our shareholders are considering establishing a contract with a new MLM company that would be formed and would have the exclusive marketing and distribution rights to the EyeTalk® home entry management system in the United States, with an option for other countries. Members of management may be involved in the organization and operation of the newly formed company. No assurances can be provided that such MLM company will be formed. All of these actions would require Board approval and the Company would endeavor to ensure all Nevada corporate requirements and SEC statutory disclosure requirements would be met, prior to any action being taken.

(24)

—	Licensing

Revolutionary Concepts currently holds the IP that provides the use of a wireless camera and it’s interface with other devices enabling monitoring. The IP is very relevant to a multi-billion dollar industry. The company plans to offer licensing opportunities to companies who wish to utilize this technology and aggressively defend its patent rights.

·	Internet Sales

The Company expects to sale a significant percentage of the EyeTalk® technology via direct internet sales. The company is currently developing 3 commercials that will be airing of television networks, YouTube and the company’s website. It is anticipated that these commercials will generate interest and sales.

—	Existing Security Companies

The use of wireless camera technology is so effective and efficient today that every security company will have to include the technology in their product offerings in order to remain competitive. Revolutionary Concepts will not only offer a wireless camera technology, but one the company believes will be vastly superior because of its smart capabilities. The company is in the process of developing key relationships with industry leaders to identify the fortune 500 companies we will target.

·	Commercials and Advertising

The company has engaged the services of two individuals to assist in the development of its first 3 commercials to be aired on television networks, internet sites and the company’s website.

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

Legal

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  RCI's trial counsel have assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

COMPETITION

We expect to compete with much larger and better financed companies in the remote monitoring industry, all of which have superior name recognition, such as ADT, Alarm Force, ATT, Pinkerton’s and others. RCI owns the patent by which many of the aforementioned companies will be dependent upon and “MAY” already be infringing in some manner

Remote monitoring is available through a variety of media and processes, including systems integrators, closed circuit television systems, intrusion detection systems, and others. These systems typically incorporate ultrasonic, infrared, vibration, microwave and other sensors to detect door and window openings, glass breakage, vibration, motion, temperature, and noise and transmit through alarms and other peripheral equipment.

For example, the ATT remote monitor integrates with Cingular and Yahoo through cell phones and wireless internet. The user can remotely select the device and determine whether notification will be triggered by door sensors, motion sensors, temperature sensors or a combination. The user can remotely control cameras with pan, tilt and zoom features. The user can download and record or view live camera. The EyeTalk® system provides similar capabilities; however with two-way communication and a programmable software interface enabling the system to effectively manage itself if the user desires.

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

(25)

Results of Operations

Comparison of Twelve months Periods Ended December 31, 2010 and December 31, 2011

Assets. Assets increased by $112,779 to $128,921 as of December 31, 2011, or approximately 699%, from $16,142 as of December 31, 2010. This increase was primarily due to additional computers offset by the accumulated depreciation and amortization and a note receivable for $112,663 from a related party.

Liabilities. Total liabilities increased by $1,068,666 to $1,734,297 as of December 31, 2011, or approximately 161%, from $665,631 as of December 31, 2010. The increase was primarily due to increases notes payable, accrued payroll expenses for payroll and the related expected payroll liability and a contingent payroll liability that we have booked on unpaid capital contributions. As the Company continued to develop its technology, it has incurred additional development and legal cost associated with protecting its IP rights and furthering the abilities of the technology. Additionally, we were able to convert some of the accrued compensation and expenses of certain officers and vendors into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet.

Stockholders' Equity. Stockholders' equity decreased by $955,887 to $(1,605,376) as of December 31, 2011 or approximately 147% from $(649,489) as of December 31, 2010 The decrease was due primarily to increases in paid in capital from the issuance of stock for services and debt retirement valued at $769,843 and a total net loss of $1,767,337 for the year.

We are still a development-stage company and have not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $825,353 and $1,692,432 for the years ended December 31, 2010 and 2011 respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, and other fees for filing our reports with the Securities and Exchange Commission. Other significant costs include continued research and development and professional fees both related to our further development of our principal product EyeTalk® and the related patent. Compensation to officers is being accrued, even though most of the accrued compensation will not likely be paid in cash.

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

Overall, we had a net decrease in cash of $184 for the year ended December 31, 2011 compared to an increase of $184 over the same prior year.

Cash Flows from Operating Activities. Net cash used in operations of $749,868 for the twelve-months period ended December 31, 2011 was attributable to a net loss of $1,767,337 and an increase in accounts payable and accrued expenses of $460,826 which was offset by a non-cash expense for depreciation and amortization of $11,833 and the issuance of 13,149,436 shares for services received recorded at an average of $0.05 per share and a new note receivable for $112,663 from a related party.

Cash Flows from Investing Activities. Net cash used by investing activities was 12,133 for the year ended December 31, 2011. The Company purchased computer equipment for $900 and invested in patent for $11,233.

Cash Flows from Financing Activities. Net cash provided by financing activities of $761,817 for the twelve-month period ended December 31, 2011 was attributable to the issuance of notes payable $643,175, less retirement of notes payable of $35,336, retirement of debt and notes debt of $112,371, plus the repayment of unpaid capital contributions in the amount of $41,607.

Our Company’s Capital Structure. In its efforts to grow and expand the Company, management must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and the capital structure of the Company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock) or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy and the credit markets.

Potential investors in any company, including ours will consider those factors and the relative risks to their investment capital. To limit their risks, these investors may limit the size of their investment, or provide it to the company in stages, that is contingent upon the company reaching stated goals e.g., production, marketing, distribution and revenues. The ultimate question for management is; how do you get the investors to commit to making what could be a high risk investment for them, although one that would correspondingly benefit the Company, however one that the investor could lose if the Company were to fail. Management considered both the equity and the debt financing options based on the Company’s life cycle stage, economy, credit markets and other circumstances at the time, and reached the following conclusions;

(26)

Equity Financing - Management decided not to raise additional capital through an equity offering in its initial start-up and development stage for a variety of reasons;

(1) The Company would have had to go through the process of filing a registration statement e.g. S-1 with the SEC, which would have been very difficult to have received approved and would have been very time consuming, given our situation at that time.

(2) The direct and indirect flotation costs of the issuance of an equity capital raise could have run $250,000 or more, and the Company did not have those funds available.

(3) It would have been very difficult to get an investment banker to underwrite a new issuance for a development stage company with a limited operating history and revenues.

(4) Many investors did not want to take an equity position in the Company at that time and the corresponding risks of ownership.

(5) The issuance of equity to these investors, after resolving the potential regulatory hurdles, legal issues, time constraints, and costs would have resulted in immediate dilution for the other shareholders, giving them only limited hopes that value would be created.

Therefore, due to the above stated reasons, the economic climate and the Company’s circumstances at that time, management elected not to pursue raising capital through an equity offering at that time.

Debt Financing – Management elected to raise capital for the Company through debt financing for the following reasons;

(1) Due to the Companies need for further development of our patents, it had immediate and continuous need for capital.

(2) The investors were more willing to invest funds more expeditiously, and take a creditor’s position instead of that as an owner by taking an equity position.

(3) With those immediately available funds, management could continue to develop our technology and create short-term economic value to the Company by contracting with various vendors for work, prior to any equity dilution taking place.

(4) The investors were issued Promissory Notes that were unsecured without any collateral (taking a high risk), except as called for in the agreements.

(5) The Notes required no monthly payments which allowed us to use that free cash flow for operating expenses, reduced our cash outlays, interest payments and improve our budget, plans and forecast our cash flow.

(6) The investors received the potential upside of conversion of the Notes into equity while protecting our downside with the use of the cash flow.

(7) Should the investors decide to convert the Notes into common stock, then the Company’s debt would be eliminated from its balance sheet.

(8) The tax benefits of debt financing is that it’s less expensive, while the Company is taxed on earnings, it is not generally taxed on borrowed money and the interest on the Notes is tax deductible.

(9) Since the investors does not have any equity interests, it has no voting rights or other control over the management of the Company, its operations and no claim to its future earnings.

(10) If the Company ever suffers a negative financial situation, it is much easier to re-negotiate the terms of the Notes with the individual investors than with a bank, or a group of investors through an equity or bond offering.

Based on the reasons above, and since the Company required immediate capital to rapidly expand, grow, restructure its operations, continue development. finance potential acquisitions and execute its marketing plans; raising capital through debt financing was our best alternative. This strategy resulted in our expanding on our technology patents; thereby, increasing our potential assets, market capitalization value and our shareholders owning a portion of a much larger and more valuable company. As the Company continues to advance and develop through the different stages of its business life cycle, management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing and capital structure at that time.

(27)

Debt

Debt

In its efforts to expand and grow, we issued debt instruments to borrow funds from various creditors to raise capital. These are long-term Notes with various rates and maturities, that grants the Note Holder the right, (but not the obligation), to convert them into shares of our common stock in lieu of receiving payment in cash. The issued Notes are secured obligations. The principal amount of the Notes may be prepaid upon agreement of both parties and a prepayment penalty, in whole or part at any time, together with all accrued interest upon written notice.

Our management believes that there are a number of benefits when issuing debt versus issuing equity capital. The interest paid on debt capital is tax exempt; hence, our loan costs are lowered. Outside of their contractual debt documents, creditors have no control in the conduct of the business, so by issuing debt capital, we do not dilute the ownership rights of our shareholders (unless and until any debt is converted into equity). Also, as the interest rates are predetermined, the management is able to budget for the payments. Generally, debt is less costly and the time involved to be able to raise the capital is shortened. In many cases, raising capital through equity requires regulatory approval, which can take months and is dilutive to all shareholders.

2010

On December 30, 2010, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $19,705 at 10% interest.  The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted to 3,941,000 restricted common shares,

On December 31, 2010, we entered into a two (2) year convertible Promissory Note with three non-related creditors for $289,787, which included $84,950 in prior accrued interest payable at 0% interest.  The holders have the right to convert the note to common stock at $0.005 per share. On October 1, 2011, these Notes were modified to include interest and two of the notes were assigned by the original note holders to an unrelated third party.

2011

On January 15, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $42,500 at 10% interest.  The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted to 8,500,068 restricted common shares of which 2,200,000 shares had previously been issued,

On April 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On April 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On May 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On May 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On June 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest.  The holder has the right to convert the note to common stock at $0.005 per share. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497.

On August 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On September 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest.  The holder has the right to convert the note to common at stock at $0.005 per share.

On October 1, 2011, we entered into a two (2) year convertible Promissory Note with Ronald Carter, our President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock at $0.005 per share.

On October 1, 2011, we entered into a two (2) year convertible Promissory Note with our Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock at $0.005 per share.

On October 1, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share. This note was originally dated 12/31/10

On October 1, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share. This note was assigned to an unrelated third party and was originally issued 12/31/10.

On October 1, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock at $0.005 per share. This note was assigned to an unrelated third party and was originally issued 12/31/10.

On October 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On November 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On December 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

The investors and private equity firms are very astute and have many years of experience and expertise in making successful investments in many companies. They have been investing with the Company for several years, and have provided us with critical short and long-term funds that we have used for operations, working capital, and investment capital for our business acquisitions to expand and grow the Company. They have the option to convert their Notes into stock after a six month holding period per SEC guidelines. However, most have elected to hold their Notes for 1 to 3 years and therefore have taken a long-term investment strategy in the Company. Without their continuous long-term commitment to investment in the Company, it is unlikely that the growth and expansion that we have achieved would have been possible.

(28)

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

(29)

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

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

         On November 17, 2011, Mr. Claude McDougal resigned as an officer of the Company and agreed to cancel the consulting agreement between the Company and US Financial Alliance Consultants, LLC.

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  RCI's trial counsel have assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

(30)

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

Directors and Executive Officers.

Name	Age	Title
Ronald Carter	57	Founder, President, CEO, Director
Garry Stevenson	61	CFO, Vice President, Director
Bethiel Tesfasillasie	38	Director
Judith Bentley	57	Director
Solomon Ali	49	Sr. Vice President, Director

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

Ron Carter – Founder, President, CEO, Chairman and Director

Mr. Carter is the inventor of the EYETALK®. He is a North Carolina native, married with three children. As a career government employee, Mr. Carter has been responsible for housing code, planning and development in several metropolitan areas in North Carolina. Mr. Carter formerly worked from the City of Charlotte as the Chief Housing Development Specialist from 1995 until 2004. Prior to this position, Mr. Carter was served as the Housing Rehabilitation Supervisor in Winston-Salem, NC.

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

Ms. Tesfasillasie was born in East Africa and moved to the United States with her family when she was eleven years old. She was raised in Charlotte, NC and attended the Charlotte-Mecklenburg public schools. Ms. Tesfasillasie graduated from West Charlotte High School and received her Bachelor’s Degree in Chemistry from University of North Carolina at Charlotte.

Ms. Tesfaillasie is a Board Member of the Charlotte Black Chamber of Commerce and speaks four languages. In 2001, Ms. Tesfaillasie filed for protection from creditors under a chapter of the U. S. Bankruptcy Code which was discharged and closed in 2005.

Solomon Ali – Sr. Vice President, Director

Solomon RC Ali was appointed as Senior Vice President of Corporate Finance and Investor Relations and Director on July 16, 2010. He has over 23 years’ experience in investor relations, investment banking, mergers, acquisitions, corporate structure, marketing, asset management and is an expert in financial engineering and raising investment capital. He has personally managed and completed over 140 mergers and acquisitions in his career. As a highly qualified corporate executive he served as CEO of Rainco Industries, managed over 500 employees, managed over $100 million in assets and arranged over $250 million in investment capital and structured financing. His experience also includes corporate valuation, capitalization structure, development of Private Placement Memoranda, business plans, client positioning, managing the investment process with securities attorneys and accountants, for SEC and FINRA regulatory compliance and corporate registration filings. Mr. Ali has developed and implemented new policies, systems, procedures and strategically re-organized, re-structured, re-financed and turned around many troubled small cap companies and improved their operations and market capitalization value.

Judith Bentley – Director

Ms. Bentley has more than 25 years of Administrative and office management experience including hands on experience in logistics, operations, research, project and program management.

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

(31)

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2011 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. Carter filed one Form 4 late.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of our Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, except as noted below; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

On June 8, 2011, the Company became aware of an investigation by the Secretary of State of North Carolina, into possible securities violations by Mr. Claude McDougal and US Financial Alliance Consultants, LLC, a company affiliated with Mr. McDougal. Mr. McDougal tendered his resignation as an officer of the Company, but maintained his Director position on the Board of Directors. The Company later became aware that Mr. McDougal and US Financial Alliance Consultants, LLC had signed a Consent Order with the Secretary of State of North Carolina barring certain securities transactions within the state of North Carolina. Mr. McDougal and US Financial Alliance Consultants, LLC voluntarily signed the Consent Order without denying or admitting the facts and allegations being investigated. On November 17, 2011, after providing a copy of the Consent Order to the Board of Directors, Mr. McDougal resigned as an officer of the Company and agreed to cancel the consulting agreement between the Company and US Financial Alliance Consultants, LLC.

Based on the facts reviewed by the Company, at no time were the activities of Mr. McDougal or US Financial Alliance Consultants, LLC that were being investigated, related to the Company.

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

(32)

Item 11.    Executive Compensation

The shares issued in 2010 to directors, Claude McDougal and Solomon Ali, were issued as part of their agreements and valued at the market value at the time of issuance, $0.10 per share. The shares issued to Directors in August 2011 were issued by the Board for their contributions to milestones reached by the Company over the previous year in lieu of compensation. The shares were and valued at the market value at the time of issuance, $0.05 per share. The salaries recorded for 2011 have not been paid, but have been accrued

The following table and the accompanying notes provide summary information for each of the last five fiscal years concerning cash and non-cash compensation paid or accrued.

Summary Compensation Table

						Non-Equity
Name And				Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards	Awards($)	Compensation	Compensation ($)	Total ($)
Ronald Carter	2006	0	0	0	0	0	$0	0
Chairman of Board,	2007	0	0	0	0	0	0	0
President And CEO	2008	0	0	0	0	0	46,937	46,937
	2009	35,446	0	0	0	0	0	35,446
	2010	92,308	0	0	0	0	0	92,308
	2011	200,000	0	90,000	0	0	0	290,000
Gary Stevenson	2006	0	0	0	0	0	0	0
CFO, Vice President	2007	0	0	0	0	0	0	0
And Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2011	0	0	60,000	0	0	0	60,000
Bethiel Tesfasillasie	2006	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	20010	0	0	0	0	0	0	0
	20111	0	0	60,000	0	0	0	60,000
Claude McDougal*	2006	0	0	0	0	0	0	0
Former Vice President And	2007	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	46,154	0	188,271	0	0	0	234,425
	2011	103,856	0	185,459	0	0	0	289,315
Solomon Ali	2006	0	0	0	0	0	0	0
Sr. Vice President And	2007	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	20010	46,154	0	282,407	0	0	0	328,561
	2011	150,000	0	60,000	0	0	0	210,000
Judith Bentley	2006	0	0	0	0	0	0	0
Director	2007	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

The officers and directors have taken limited salary but have taken loans in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $121,952 and $80,435 in 2010 and 2011, respectively and have been recorded as “Unpaid Capital Contributions”.

The Company expects these loans to be repaid on a rolling basis throughout the term of the five year loans. After subtracting re-payments made and adding in accumulated interest, the following balances were owed as of years ended 2010 and 2011.

	12/31/10	12/31/11
Ron Carter	$44,824	$-0-
Garry Stevenson	33,042	34,428
Bethiel Tesfasillasie	44,086	45,917
	$121,952	$80,345

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

(33)

2010 and 2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

			OPTION AWARDS					STOCK AWARDS

										Equity
										Incentive
				Equity					Equity Incentive	Plan Awards:
				Incentive					Plan Awards:	Market or
		Number of	Number of	Plan Awards:				Market	Number of	Payout Value
		Securities	Securities	Number of			Number of	Value of	Unearned	of Unearned
		Underlying	Underlying	Securities			Shares or	Shares or	Shares, Units	Shares, Units
		Unexercised	Unexercised	Underlying	Option	Option	Units of	Units of	or Other	or Other
		Options	Option	Unexercised	Exercise	Expiration	Stock That	Stock That	Rights That	Rights That
				Unearned	Price	Date	Have Not	Have Not	Have Not	Have Not
				Options			Vested	Vested	Vested	Vested
		#	#	#	($)		(#)	($)	(#)	($)

NAME		Exercisable	Unexercisable

Ronald Carter	2010	0	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0	0
Garry Steveson	2010	0	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0	0
Bethiel Tesfalillasie	2010	0	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0	0
Claude McDougal	2010	0	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0	0
Solomon Ali	2010	0	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0	0
Judith Bentley	2010	0	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0	0

(34)

2010 and 2011 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards		Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald Carter	2010	0	0	0	0
	2011	0	0	0	0
Garry Stevenson	2010	0	0	0	0
	2011	0	0	0	0
Betheil Tesfasillasie	2010	0	0	0	0
	2011	0	0	0	0
Claude McDougal*	2010	0	0	0	0
	2011	0	0	0	0
Solomon Ali	2010	0	0	0	0
	2011	0	0	0	0
Judith Bentley	2010	0	0	0	0
	2011	0	0	0	0

(35)

2010 and 2009 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Ronald Carter 2010-2011		0	0	0

Garry Stevenson 2010-2011		0	0	0

Bethiel Tesfasillasie 2010-2011		0	0	0

Claude McDougal* 2010-2011		0	0	0

Solomon Ali 2010-2011		0	0	0

Judith Bentley 2010-2011		0	0	0

(36)

2010 and 2011 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Ronald Carter	2010 2011	0 0	0 0	0 0	0 0	0 0

Garry Stevenson	2010 2011	0 0	0 0	0 0	0 0	0 0
Bethiel Tesfasillasie	2010 2011	0 0	0 0	0 0	0 0	0 0
Claude McDougal*	2010 2011	0 0	0 0	0 0	0 0	0 0
Solomon Ali	2010 2011	0 0	0 0	0 0	0 0	0 0
Judith Bentley	2010 2011	0 0	0 0	0 0	0 0	0 0

(37)

2010 and 2011 DIRECTOR COMPENSATION TABLE

						Change in Pension Value and
		Fees Earned or			Non-Equity Incentive Plan	Nonqualified Deferred
		Paid in Cash	Stock Awards	Option Awards	Compensation	Compensation Earnings	All Other Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Ronald Carter	2010	92,308	0	0	0	0	0	92,308
	2011	200,000	90,0000	0	0	0	0	290,000

Garry Stevenson	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

Bethiel Tesfalillasie	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

Claude McDougal	2010	46,154	188,271	0	0	0	0	234,425
	2011	103,856	188,271	0	0	0	0	289,315

Solomon Ali	2010	46,154	181,407			0	0	328,561
	2011	150,000	60,000	0	0	0	0	210,000

Judith Bentley	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

(38)

2010 and 2011 ALL OTHER COMPENSATION TABLE

		Perquisites			Company		Change
		and Other			Contibutions	Severance	in Control
		Personal	Tax	Insurance	to Retirement	Payments /	Payments /
NAME	Year	Benefits	Reimbursements	Premiums	and 401(k) Plans	Accruals	Accruals	Total
		($)	($)	($)	($)	($)	($)	($)

Ronald Carter	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
Garry Steveson	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
Bethiel Tesfalillasie	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
Claude McDougal*	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
Solomon Ali	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
Judith Bentley	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0

(39)

2010 and 2011 PERQUISITES TABLE

						Total Perquisites
		Personal Use of				and
		Company	Financial Planning/			Other Personal
NAME	Year	Car/Parking	Legal Fees	Club Dues	Executive Relocation	Benefits

Ronald Carter	2010	0	0	0	0	0
	2011	0	0	0	0	0
Garry Steveson	2010	0	0	0	0	0
	2011	0	0	0	0	0
Bethiel Tesfalillasie	2010	0	0	0	0	0
	2011	0	0	0	0	0
Claude McDougal	2010	0	0	0	0	0
	2011	0	0	0	0	0
Solomon Ali	2010	0	0	0	0	0
	2011	0	0	0	0	0
Judith Bentley	2010	0	0	0	0	0
	2011	0	0	0	0	0

(40)

2010 and 201 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

			Before
			Change in	After Change in
			Control	Control
			Termination	Termination w/o Cause
			w/o Cause or for	or for Good	Voluntary			Change in
		Benefit	Good Reason	Reason	Termination	Death	Disability	Control	Basic salary

NAME	Year

Ronald Carter	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Garry Steveson	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Bethiel Tesfalillasie	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Claude McDougal	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Solomon Ali	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Judith Bentley	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(41)

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information as of December 31, 2011 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates.

Current

Name and Position	Shares	Percentage
Ron Carter President/CEO, Director	9,249,960.1298
Garry Stevenson, Vice President, CFO, Director	2,908,517.0408
Bethiel Tesfasillasie, Director	1,534,800.0215
Claude McDougal, Former Vice* President, Director	5,591,887.0784
Solomon Ali, Vice President, Director	5,245,033.0736
Judith Bentley, Director	0	0
Totals	24,530,197	34.41%

*Mr. McDougal resigned as a Director on June 8, 2011 and as Vice President on November 17, 2011.

DESCRIPTION OF SECURITIES

Our authorized capital stock consists of 1,000,000,000 shares of Common Stock, par value $.001 per share. The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation, amendment to the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement.

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

(42)

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

(43)

Item 13.    Certain Relationships and Related Transactions, and Director Independence

         None

Unpaid Capital Contributions

As of December 31, 2010, the Company had loans from shareholders of the Company of approximately $121,952 to its officers and directors. As of December 31, 2011, the outstanding loans were $80,345. The advances carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in our income statement.

Stock Option Agreements

The 2011 Stock Option Plan provides for the granting of (i) options to purchase Common Stock that qualify as “incentive stock options” (“Incentive Stock Options” or “ISOs”) within the meaning of Section 422 of the Internal Revenue Code (the “Code”), (ii) options to purchase Common Stock that do not qualify as Incentive Stock Options (“Nonqualified Options” or “NQSOs”) and (iii) restricted stock.  The total number of shares of Common Stock with respect to which awards may be granted under the 2011 Stock Option Plan shall be 2,000,000 shares of common stock.

To date, no options have been awarded pursuant to the 2011 Stock Option Plan.

The 2011 Stock Option Plan is administered by a committee currently consisting of the Board of Directors (the "Committee"). The Committee is generally empowered to interpret the Stock Option Plan; to prescribe rules and regulations relating thereto; to determine the terms of the option agreements; to amend the option agreements with the consent of the optionee; to determine the key employees and directors to whom options are to be granted; and to determine the number of shares subject to each option and the exercise price thereof. The per share exercise price of options granted under the Stock Option Plan will be not less than 100% (110% for ISOs if the optionee owns more than 10% of the common stock) of the fair market value per share of common stock on the date the options are granted. The Stock Option also provides for the issuance of stock appreciation rights at the discretion of the Committee and provides for the issuance of restricted stock awards at the discretion of the Committee.

Options will be exercisable for a term that will not be greater than ten years from the date of grant (five years from the date of grant of an ISO if the optionee owns more than 10% of the common stock). In the event of the termination of the relationship between the option holder and the Company for cause (as defined in the Stock Option Plan), all options granted to that option holder terminate immediately. Options may be exercised during the option holder's lifetime only by the option holder or his or her guardian or legal representative.

Options granted pursuant to the Stock Option Plan which are ISOs are intended to enjoy the attendant tax benefits provided under Sections 421 and 422 of the Internal Revenue Code of 1986, as amended. Accordingly, the Stock Option Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the common stock subject to ISOs exercisable for the first time by an option holder during any calendar year (under all plans of the Company) may not exceed $100,000. The Board of Directors of the Company may modify, suspend or terminate the Stock Option Plan; provided, however, that certain material modifications affecting the Stock Option Plan must be approved by the stockholders, and any change in the Stock Option Plan that may adversely affect an option holder's rights under an option previously granted under the Stock Option Plan requires the consent of the option holder.

The Committee may grant shares of Common Stock on such terms and conditions and subject to such repurchase or forfeiture restrictions, if any, as the Committee shall determine in its sole discretion (“Restricted Stock”), which terms, conditions and restrictions shall be set forth in the instrument evidencing the Restricted Stock award.  The Committee may provide that the forfeiture restrictions shall lapse on the passage of time, the attainment of one or more performance targets established by the Committee or the occurrence of such other event or events determined to be appropriate by the Committee.  The grantee of a Restricted Stock award shall have the right to receive dividends with respect to the shares of Common Stock subject to a Restricted Stock award, to vote the shares of Common Stock subject thereto and to enjoy all other stockholder rights with respect to the shares of Common Stock subject thereto, except that, unless provided otherwise, (i) the grantee shall not be entitled to delivery of the Common Stock certificate until the applicable forfeiture restrictions have expired, (ii) the Company or an escrow agent shall retain custody of the shares of Common Stock until the forfeiture restrictions have expired, (iii) the grantee may not transfer the Common Stock until the forfeiture restrictions have expired and (iv) a breach of the terms and conditions established by the Committee pursuant to the Restricted Stock agreement shall cause a forfeiture of the Restricted Stock award.

          The Committee may grant Stock Appreciation Rights (SARs). A stock appreciation right generally permits a Participant who receives it to receive, upon exercise, shares of Common Stock equal in value to the excess of (a) the fair market value, on the date of exercise, of the shares of Common Stock with respect to which the SAR is being exercised, over (b) the exercise price of the SAR for such shares. The 2011 Stock Option Plan provides for the grant of SARs, either in tandem with options or on a freestanding basis. With respect to a tandem SAR, the exercise of the option (or the SAR) will result in the cancellation of the related SAR (or option) to the extent of the number of shares in respect of which such option or SAR has been exercised.

     The Committee, in its sole discretion, may waive the repurchase or forfeiture period and any other terms, conditions or restrictions on any Restricted Stock under such circumstances and subject to such terms and conditions as the Committee shall deem appropriate.  However, the Committee may not waive the repurchase or forfeiture period with respect to a Restricted Stock award that has been granted if such award has been designed to meet the exception for performance-based compensation under Section 162(m) of the Code.

The 2011 Stock Option Plan may be amended, terminated or suspended by the Board at any time.  The 2011 Stock Option Plan will terminate not later than the ten-year anniversary of its effective date.  However, awards granted before the termination of the 2011 Stock Option Plan may extend beyond that date in accordance with their terms.

The Board of Directors of the Company believes that the 2011 Stock Option Plan reserves sufficient additional shares to provide for additional grants to employees in the near future in order to attract and retain such key personnel.

The Board of Directors of the Company believes that the 2011 Stock Option Plan reserves sufficient additional shares to provide for additional grants to employees in the near future in order to attract and retain such key personnel.

The 2011 Stock Option Plan was ratified by the shareholders by written consent on August 1, 2011 (as published in Schedule 14C, filed on November 9, 2011 with the Securities and Exchange Commission.

(44)

Item 14.    Principal Accounting Fees and Services

The financial statements for the years ended December 31, 2010 and 2011 have been audited by our auditors, Bongiovanni & Associates, P.A.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was 20 hours.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2010 and 2011 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $22,000 and $22,000, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2010 and 2011 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2010 and 2011 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

Item 15.    Exhibits, Financial Statement Schedules

(45)

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Revolutionary Concepts, Inc.

We have audited the accompanying balance sheets of Revolutionary Concepts, Inc. (A Development Stage Company) (“The Company”) as of December 31, 2011 and 2010, and the statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revolutionary Concepts, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bongiovanni & Associates , CPA’S

Bongiovanni & Associates, CPA’S

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 13, 2012

www.bai-cpa.com

(46)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)
BALANCE SHEETS
as of:

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 184
Total Current Assets	-	184

Fixed Assets
Computer equipment	12,231	11,331
Accumulated depreciation	(10,626)	(10,577)
Total Net Fixed Assets	1,606	754

Other Assets
Patent costs	99,539	88,306
Accumulated amortization	(86,387)	(74,602)
Total Patent Costs net of accumulated amortization	13,152	13,704
Related party note receivable	112,663	-

Security deposits	1,500	1,500
Total Other Assets net of accumulated amortization	127,315	15,204

TOTAL ASSETS	$ 128,921	$ 16,142

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 220,225	$ 78,809
Accrued interest payable	51,140	88,860
Other accrued expenses	572,470	215,340
Total Current Liabilities	843,836	383,009

Long-term Debt
Notes payable	752,000	204,837
Notes payable - related parties	138,462	77,785
Total Long-term Debt	890,461	282,622

Stockholders' Deficit
Preferred stock 10,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 71,281,189 and 37,857,533 shares
issued and outstanding, 1,000,000,000 authorized, respectively	71,281	37,858
Additional paid in capital	2,985,071	2,248,651
Unpaid capital contributions (see note 3)	(80,345)	(121,952)
Deficit accumulated during the development stage	(4,581,383)	(2,814,046)
	(1,605,376)	(649,489)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 128,921	$ 16,142

 The accompanying notes are an integral part of these consolidated financial statements

(47)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME (LOSS)

For the Years Ending December 31, 2011 and 2010
and the period from March 12, 2004 (Inception) to December 31, 2011

			March 12, 2004
	For the Years Ending		(Inception) to
	December 31,		December 31,
	2011	2010	2011

OPERATING EXPENSES
Automobile expense	3,456	4,608	28,943
Bank charges	756	713	7,590
Compensation		-	35,446
Unpaid accumulated compensation	793,735	184,625	978,360
Depreciation & amortization expense	11,833	13,352	100,082
License and permits	1,588	500	7,921
Office expense	2,880	3,436	20,117
Office supplies	599	971	15,164
Payroll taxes	48,109	11,936	81,429
Printing and reproduction	809	570	16,429
Professional fees	776,245	597,648	2,344,403
Rent expense	5,671	-	5,671
Research and development expense	35,480	-	596,438
Telephone expense	2,098	1,192	23,395
Travel expense	6,558	3,792	105,484
Website development expense	356	729	14,110
Other expenses	2,261	1,217	53,966
Total Operating Expenses	1,692,432	825,353	4,434,946

OTHER INCOME & (EXPENSE)
Interest income	(15,892)	5,264	16,998
Other income	-	490	490
Interest expense	(59,013)	(92,880)	(163,925)
Total Other Income and Expense	(74,905)	(87,126)	(146,437)

NET (LOSS)	(1,767,337)	(912,479)	(4,581,383)

Weighted average number of
common shares outstanding	54,569,361	28,732,072	28,957,935

Net (Loss) per common shares
outstanding	$(0.03)	$(0.03)	$(0.16)

The accompanying notes are an integral part of these consolidated financial statements

(48)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Years Ended December 31, 2011 and 2010
and the period from March 12, 2004 (Inception) to December 31, 2011

			March 12, 2004
			(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(1,767,337)	$(912,479)	$(4,581,383)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	11,833	13,352	97,012
(Increase) in other assets	(112,663)	—	(114,163)
Common shares issued for services received	657,472	522,678	1,478,156
Increase (decrease) in accounts payable	141,416	(225,832)	220,225
Increase (decrease) in accrued expenses and other liabilites	319,410	286,579	623,610
NET CASH (USED IN) OPERATING ACTIVITIES	(749,868)	(315,702)	(2,276,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(900)	—	(12,231)
Investment in patent costs	(11,233)	—	(99,539)
NET CASH (USED BY) INVESTING ACTIVITIES	(12,133)	—	(111,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	18,450	18,470
Issuance of common stock shares for retirement of debt	112,371	—	112,371
Issuance of notes payable	643,175	261,803	1,233,297
Retirement of notes payable	(35,336)		(342,836)
Paid in capital from private placements and warrants	—	—	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	41,607	35,633	(80,345)
NET CASH PROVIDED BY FINANCING ACTIVITIES	761,817	315,886	2,388,312

NET INCREASE (DECREASE) IN CASH	(184)	184	(0)

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$184	$—	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$(0)	$184	$(0)

SUPPLEMENTAL DISCLOSURES
Interest paid	$16,052	$15,446	$16,052
Taxes paid	$—	$—	$—
Issuance of common stock for the conversion of debt	$50,166	$—	$50,166

 The accompanying notes are an integral part of these consolidated financial statements

(49)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the period of Inception (March 12, 2004) and
For the Years Ended December 31, 2004, 2005, 2006, 2007, 2008, 2009, 2010 and 2011

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Unpaid Capital Contribution	Deficit Accumulated During the Development Stage	Total

Balance as of March 12, 2004 (Date of Inception)			100,000	$1	$32,499	$—	$(3,991)	$28,509
Contributed Capital					99,500			99,500
Unpaid capital contributions (see note 3)						(21,695)		(21,695)
Net (Loss)							(86,084)	(86,084)
Balance as of December 31, 2004	—	—	10,000	1	131,999	(21,695)	(90,075)	20,230
Common Shares issued after re-domicile			15,990,000	15,999				15,999
Common Shares for services received			1,000,000	1,000	99,000			100,000
Private placement memorandum I issued from March 2005 to December 2005 at $0.50/share			850,000	850	455,151			456,001
Unpaid capital contributions (see note 3)						(130,532)		(130,532)
Net (Loss)							(518,270)	(518,270)
Balance as of December 31, 2005	—	—	17,850,000	17,850	686,150	(152,227)	(608,345)	(56,572)
Private placement memorandum I issued from January 2006 to March 2066 at $0.50/share			150,000	150	61,994			62,144
Shares purchased with cash			(144,000)	(144)	(9,500)			(9,644)
Unpaid capital contributions (see note 3)						26,496		26,496
Net (Loss)							(77,222)	(77,222)
Balance as of December 31, 2006	—	—	17,856,000	17,856	738,644	(125,731)	(685,567)	(54,798)
Private placement memorandum II issued from May 2007 to Oct. 2007 at $0.50/share			646,200	642	320,458			321,100
Common Shares for Services received			313,500	314	156,436			156,750
Unpaid capital contributions (see note 3)						18,335		18,335
Net (Loss)							(464,718)	(464,718)
Balance as of December 31, 2007	—	—	18,811,700	18,812	1,215,538	(107,396)	(1,150,285)	(23,331)
Shares issued for retirement of debt			630,811	631				631
Additional paid in capital					314,775			314,775
Unpaid capital contributions (see note 3)						(79,776)		(79,776)
Net (Loss)							(221,484)	(221,484)
Balance as of December 31, 2008	—	—	19,442,511	19,443	1,530,313	(187,172)	(1,371,769)	(9,185)
Shares issued for warrants 10,000 class A at $0.95/share			20,000	20	15,480			15,500
Private placement memorandum II issued from April 21 to Sep. 30, 2009 at $1.25/share			111,600	112	139,388			139,500
Common Shares for services received			32,500	32	40,593			40,625
Unpaid capital contributions (see note 3)						29,587		29,587
Net (Loss)							(529,798)	(529,798)
Balance as of December 31, 2009	—	—	19,606,611	19,607	1,725,774	(157,585)	(1,901,567)	(313,771)
Shares issued for warrants: 14,538 class A at $0.65/share and 10,000 class B at $0.90/share			24,538	25	18,425			18,450
Common shares issued for retirement of debt			13,517,260	13,517	38,483			52,000
Common Shares for services received			4,709,124	4,709	465,969			470,678
Unpaid capital contributions (see note 3)						35,633		35,633
Net (Loss)							(912,479)	(912,479)
Balance as of December 31, 2010	—	—	37,857,533	37,858	2,248,651	(121,952)	(2,814,046)	(649,489)
Common Shares for services received			6,549,436	6,549	310,923			317,472
Common shares issued for officer compensation			6,600,000	6,600	333,400			340,000
Common shares issued for retirement of debt			20,274,220	20,274	92,097			112,371
Unpaid capital contributions (see note 3)						41,607		41,607
Net (Loss)							(1,767,337)	(1,767,337)
Balance as of December 31, 2011	—	—	71,281,189	$71,281	$2,985,071	$(80,345)	$(4,581,383)	$(1,605,376)

 The accompanying notes are an integral part of these consolidated financial statements

(50)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - Revolutionary Concepts, Inc. (the “Company”) was originally organized in North Carolina on March 12, 2004.  On February 28, 2005 the Company was reorganized and re-domiciled as a Nevada corporation.  The Company is in the product development stage.  Recently, the Company completed the initial development of a working prototype of the EyeTalk® Communicator (“EyeTalk®”).  This technology has many applications.  The EyeTalk® specifically provides wireless technology that offers consumers an opportunity to interact with visitors to their front door.  This is initiated through a doorbell or a motion sensor, which sets off a series of events that result in a phone call to the consumer who then can interact with the visitor through both video and audio.  This same wireless technology could also be made portable so that you could see a child’s sporting event or school play even when you not present.  The Company is also exploring other applications for the technology.  The Company may need to raise additional capital to further develop the EyeTalk® and to begin the commercialization of the EyeTalk® technology.  They have obtained a patent on certain key components of the technology.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the years ended December 31, 2011 and 2010. For the periods from inception (March 12, 2004) to December 31, 2011, no stock options were committed to be issued to employees.

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

(51)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the Company to receive advances from the Company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31,

2010 and 2011 the advances totaled $121,952 and $80,345, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

Ronald Carter. Under Ronald Carter’s employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on April 1, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $200,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Mr. Carter with cash and equity incentives based on performance that must be approved by the Board of Directors.  The agreement also provides for participation in the Company’ s programs to acquire options or equity incentives in common stock subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. The Company can terminate Mr. Carter's employment with cause, or without cause upon certain written notice and Mr. Carter can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on August 16, 2010 and continues for a term of two (2) years with renewal options. The agreement provides for a base salary of $150,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with cash and equity incentives based on performance that must be approved by the Board of Directors . The agreement also provides for participation in the Company’ s programs to acquire options or equity incentives in common stock, subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. The Company can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,066.76 including interest, of which the Company has received a promissory note from Mr. Carter for $112,663.02 for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed.

On August 4, 2011, the Company issued 6,600,000 restricted common shares to the officers of the Company, for contributions to the Company over the past year. The shares were recorded at the market price on the date of issue of an aggregate of $340,000 (Also See Note 8).

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Ronald Carter for $92,308 at 10% interest for the balance of the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005.

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005.

(52)

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	12/31/10	12/31/11

Professional fees	$8,169	$33,267
Other	463	11,695
Legal fees	58,977	125,063
Consulting fees	8,200	50,200
	$78,809	$220,225

NOTE 5 – COMITMENTS AND CONTENGINCIES

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Recoveries from third parties, which are probable of realization are separately recorded, and are not offset against the related liability, in accordance with FASB No. 39, “Offsetting of Amounts Related to Certain Contracts.”  The Company is the plaintiff in a lawsuit seeking damages against the law firm retained to file for “EyeTalk®” product patent.

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  RCI's trial counsel have assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

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

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,066.76 including interest, of which the Company has received a promissory note from Mr. Carter for $112,663.02 for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed.

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

The patent number US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In accordance with FASB 86, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.   The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB 86.  The following are patent pending applications; Video system for individually selecting and viewing events at a venue.  The Detection and viewing system method for providing multiple viewing opportunities of events at a venue.  Feeding pacifier with removable fluid source.  Mole surveillance system.  Medical audio/video communications system.  Real estate audio/video monitoring communication system. As of December 31, 2011, the Company has expensed $99,539 for filing and legal fees related to our patent and patent pending intellectual property.

(53)

NOTE 7 – COMMON STOCK SHARES FOR SERVICES RECEIVED

On August 4, 2011, the Company issued 6,549,436 restricted common shares for professional services provided to the Company. The shares were recorded at the market price on the date of issue of an aggregate of $317,472.

On August 4, 2011, the Company issued 6,600,000 restricted common shares to the officers of the Company, for contributions to the Company over the past year, the shares were recorded at the market price on the date of issue of an aggregate of $340,000 (Also See Note 3).

NOTE 8 – CONVERSION OF DEBT TO EQUITY

During November and December 2010, the Company issued 13,517,260 shares of restricted common stock to the note holders in exchange for the retirement of debt and interest payable. To date, these shares have retired $52,000 in accounts payable.

On August 4, 2011, the Company converted two of its long term notes payable dated 12/30/10 and 1/15/11, for a total of $62,205 and issued 12,441,068 restricted common shares of which 2,200,000 shares had previously been issued, for that conversion. This conversion of debt reduced our long-term notes payables $62,205, upon conversion the accrued interest payable of $2,915was forgiven.

On December 13, 2011, the Company received a notice of conversion from an unrelated third part as part of the settlement of the judgment against the Company and its President Ronald Carter for 10,033,152. This conversion of debt reduced our long-term notes payables $50,166.

NOTE 9 – NOTES PAYABLE

Also during 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,836 and $84,950 to accrued interest payable, to reflect the assignment by three of our creditors of their balance to a note that will be paid one year or more past the original due date. The $204,836 of the notes do not bear any interest and begin coming due in July 2011. The notes can be converted to restricted common stock. In October 2011, these notes were modified and two of the notes were assigned to an unrelated third part, See Notes dated October 1, 2011 below.

For fiscal 2011 year, the Company has issued several long term notes payable for a total of $530,089 and retired $112,371 in long term notes payable. The notes bear an interest of 10% to 12% and begin becoming due starting in January 2013. The notes can be converted to restricted common stock.

NOTE 10 – LONG TERM NOTES PAYABLE

On December 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $19,705 at 10% interest. The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted.	-	19,705
On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with three non-related creditors for $262,917, which included $84,950 in prior accrued interest payable at 0% interest. The holders have the right to convert the note to common stock. On October 1, 2011, these Notes were modified to include interest and two were assigned by the original note holders to an unrelated third party.	-	262,917

On January 15, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $42,500 at 10% interest. The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted.	-	-

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. The holder has the right to convert the note to common stock.	76,194	-

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	-

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	-

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock.	10,000	-

On June 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest. The holder has the right to convert the note to common stock. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497.	90,497	-

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock.	44,600	-

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock.	92,308	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock.	46,154	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued 12/31/10	63,818	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued 12/31/10	27,018	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued 12/31/10	198,950	-

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock.	8,700	-

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock.	8,500	-

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	-

Total long-term note payable	890,461	282,622
Less current portion	-	-
Long-term portion of note payable	$890,461	$282,622

In its efforts to expand and grow, the Company has issued debt instruments to borrow funds from various creditors to raise capital. These are long-term Notes with various rates and maturities, that grants the Note Holder the right, (but not the obligation), to convert them into common stock of the Company in lieu of receiving payment in cash. The issued Notes are secured obligations. The principal amount of the Notes may be prepaid upon agreement of both parties and a prepayment penalty, in whole or part at any time, together with all accrued interest upon written notice.

It could take several years to convert all of the Notes to stock if all of the lenders requested it. It’s possible that some of the parties may never convert their Notes to stock and may take cash only, when the Company is in the best position to settle the obligation on a cash basis.

Principal maturities of notes payable as of December 31, 2011 for the next five years and thereafter is as follows:

2011	$-0-
2012	$309,492
2013	$580,969
2014	$-0-
2015	$-0-
Total	$890,461

(54)

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

NOTE 12 – SUBSEQUENT EVENTS

On January 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On February 6, 2012, the Board of Directors approved a request for an adjustment to the conversion price of a Long Term Note dated April 30, 2011 for $76,194 from $0.005 t0 $0.0022.

On February 29, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On March 22, 2012 the Company completed a partial conversion of one of its Notes payable dated April 30, 2011, with a principal amount of $76,194. A total of $26,000 worth of the Note was converted, and 11,817,900 common shares were issued for that part of the conversion, which leaves a remaining balance of $50,194 of the principal of the Note. No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $26,000.

On March 22, 2012, the Company issued 159,000 restricted common shares for professional services provided to the Company and expensed in 2011. The issuance will reduce the Company’s accounts payable by $4,990.

On March 30, 2012 the Company completed a conversion of one of its Notes payable to one of our Officers and Directors Mr. Solomon Ali, dated October 1, 2011, with a principal amount of $46,154. The Note was converted, and 9,230,768 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $46,154.

On March 30, 2012 the Company completed a conversion of one of its Notes payable to one of our Officers and Directors Mr. Ronald Carter, dated October 1, 2011, with a principal amount of $92,308. The Note was converted, and 18,461,544 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $92,308.

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

(55)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolutionary Concepts, Inc.

By:/s/ Ron Carter April 13, 2012

Ron Carter

President and Chief Executive Officer

By: /s/ Garry Stevenson April 13, 2012

Garry Stevenson

Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Carter Name: Ron Carter	Director	April 13, 2012

/s/ Garry Stevenson Name: Garry Stevenson	Director	April 13, 2012

/s/ Bethiel Tesfasillasie Name: Bethiel Tesfasillasie	Director	April 13, 2012

/s/ Judith Bentley Name: Judith Bentley	Director	April 13, 2012

/s/ Solomon Ali	Director	April 13, 2012

Name: Solomon Ali

(56)

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

 (57)