Form 10-Q
period 2012-03-31
Revolutionary Concepts Inc
filed 2012-05-17
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2011
Common stock, $0.001 par value	110,950,401

(1)

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

 CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………...24-28

Exhibit 3.2 – Sarbanes-Oxley Act…………………………………………………………….29-30

(2)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed April 16, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

(3)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

BALANCE SHEETS
as of:
	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Fixed Assets
Computer equipment	12,231	12,231
Accumulated depreciation	(10,811)	(10,626)
Total Net Fixed Assets	1,420	1,606

Other Assets
Patent costs	103,985	99,539
Accumulated amortization	(89,429)	(86,387)
Total Patent Costs net of accumulated amortization	14,555	13,152

Related party note receivable	112,663	112,663
Security deposits	1,500	1,500
Total Other Assets net of accumulated amortization	128,718	127,315

TOTAL ASSETS	$130,138	$128,921

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$193,222	$220,225
Accrued interest payable	65,144	51,140
Other accrued expenses	665,981	572,470
Total Current Liabilities	924,347	843,836

Long-term Debt
Notes payable	886,000	752,000
Notes payable - related parties	—	138,462
Total Long-term Debt	886,000	890,461

Stockholders' Deficit
Preferred stock 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 110,950,401 and 71,281,189 shares
issued and outstanding, 1,000,000,000 authorized, respectively	110,950	71,281
Additional paid in capital	3,114,853	2,985,071
Unpaid capital contributions (see note 3)	(81,149)	(80,345)
Deficit accumulated during the development stage	(4,824,863)	(4,581,383)
	(1,680,209)	(1,605,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$130,138	$128,921

  The accompanying notes are an integral part of these consolidated financial statements

(4)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME (LOSS)
For the Three Months Ending March 31, 2012 and 2011
and the period from March 12, 2004 (Inception) to March 31, 2012

	For the Three Months Ending			March 12, 2004
	March 31,			(Inception) to
				March 31,
	2012		2011	2012

OPERATING EXPENSES
Automobile expense		—	1,152	28,943
Bank charges		393	84	7,983
Compensation		0	—	35,446
Unpaid accumulated compensation		100,000	115,375	1,078,360
Depreciation & amortization expense		3,228	2,635	103,310
License and permits		6,920	—	14,841
Marketing		54,275	—	54,275
Office expense		—	859	20,117
Office supplies		821	—	15,985
Payroll taxes		11,151	12,916	92,579
Printing and reproduction		160	73	16,588
Professional fees		44,008	80,978	2,388,411
Rent expense		5,098	—	10,770
Research and development expense		—	—	596,438
Telephone expense		478	162	23,873
Travel expense		418	—	105,902
Website development expense		—	—	14,110
Other expenses		551	524	54,517
Total Operating Expenses		227,501	214,758	4,662,447

OTHER INCOME & (EXPENSE)
Interest income		804	1,140	17,802
Other income		—	—	490
Interest expense		(16,784)	(1,667)	(180,708)
Total Other Income and Expense		(15,979)	(527)	(162,416)

NET (LOSS)		(243,480)	(215,285)	(4,824,863)

Weighted average number of
common shares outstanding		91,115,295	29,915,120	39,206,993

Net (Loss) per common shares
outstanding	$	*	$(0.01)	$(0.12)
* Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(5)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
and the period from March 12, 2004 (Inception) to September 30, 2011

			March 12, 2004
	For the Three Months Ended		(Inception) to
	March 31,	March 31,	December 31,
	2012	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(243,480)	$(215,285)	$(4,824,863)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	3,228	2,635	100,240
(Increase) in other assets	—	—	(114,163)
Common shares issued for services received and officer compensation	4,990	—	1,483,146
Increase (decrease) in accounts payable	(27,002)	75,766	193,223
Increase (decrease) in accrued expenses and other liabilites	107,514	129,959	731,124
NET CASH (USED IN) OPERATING ACTIVITIES	(154,750)	(6,925)	(2,431,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(12,231)
Investment in patent costs	(4,446)	—	(103,985)
NET CASH (USED BY) INVESTING ACTIVITIES	(4,446)	—	(116,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of common stock shares for retirement of debt	26,000	—	138,371
Issuance of notes payable	134,000	5,000	1,367,297
Retirement of notes payable	—	—	(342,836)
Paid in capital from private placements and warrants	—	—	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(804)	1,741	(81,149)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	159,196	6,741	2,547,508

NET INCREASE (DECREASE) IN CASH	0	(184)	(0)

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$—	$184	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$0	$—	$(0)

SUPPLEMENTAL DISCLOSURES
Interest paid	$16,784	$—	$32,836
Taxes paid	$—	$—	$—
Issuance of common stock for the conversion of debt	$138,461	$—	$188,627

 The accompanying notes are an integral part of these consolidated financial statements

(7)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - Revolutionary Concepts, Inc. (the “Company”) was originally organized in North Carolina on March 12, 2004.  On February 28, 2005 the Company was reorganized and re-domiciled as a Nevada corporation.  The Company is in the product development stage.  Recently, the Company completed the initial development of a working prototype of the EyeTalk® Communicator (“EyeTalk®”).  This technology has many applications.  The EyeTalk® specifically provides wireless technology that offers consumers an opportunity to interact with visitors to their front door.  This is initiated through a doorbell or a motion sensor, which sets off a series of events that result in a phone call to the consumer who then can interact with the visitor through both video and audio.  This same wireless technology could also be made portable so that you could see a child’s sporting event or school play even when you not present.  The Company is also exploring other applications for the technology.  The Company may need to raise additional capital to further develop the EyeTalk® and to begin the commercialization of the EyeTalk® technology.  We have obtained a number of patents on certain key components of the technology.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended March 31, 2012 and for the periods from inception (March 12, 2004) to March 31, 2012, no stock options were committed to be issued to employees.

(8)

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

Reclassifications – None.

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

(9)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors have authorized the officers of the Company to receive advances from the Company for the foreseeable future, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of March 31, 2012 and 2011, the advances totaled $80,345 and $81,149, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on August 16, 2010 and continues for a term of two (2) years with renewal options and was revised on January 1, 2012. The agreement provides for a base salary of $174,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with cash and equity incentives based on performance that must be approved by the Board of Directors. The agreement also provides for participation in the Company’ s programs to acquire options or equity incentives in common stock, subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. The Company can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,067 including interest, of which the Company has received a promissory note from Mr. Carter for $112,663 for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed.

On August 4, 2011, the Company issued 6,600,000 restricted common shares to the officers of the Company, for contributions to the Company over the past year. The shares were recorded at the market price on the date of issue of an aggregate of $340,000 (Also See Note 8).

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Ronald Carter for $92,308 at 10% interest for the balance of the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On March 30, 2012, this Note was converted to 18,461,544 and reduced our Long Term Notes by $92,308.

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On March 30, 2012, this Note was converted to 9,230,768 and reduced our Long Term Notes by $46,154.

(10)

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	03/31/12	12/31/11
Professional fees	$49,830	$33,267
Other	2,857	11,695
Legal fees	132,335	125,063
Consulting fees	8,200	50,200
	$193,222	$220,225

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

For several years, the Company has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for the Company’s core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for the Company at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  The Company 's trial counsel have assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

 In July and August 2009, the Company issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, the Company’s Board of Directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carter, of $75,000 with interest of 10%, by a shareholder.  The note became due in November 2010.

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,067 including interest, of which the Company has received a promissory note from Mr. Carter for $112,663for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed.

(11)

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

On March 21, 2012, the Company issued 159,000 restricted common shares for professional services provided to the Company and expensed in 2011. The issuance reduced the Company’s accounts payable and accrued expenses by a total of $4,990.

NOTE 8 – CONVERSION OF DEBT TO EQUITY

During November and December 2010, the Company issued 13,517,200 shares of restricted common stock to the note holders in exchange for the retirement of debt and interest payable. To date, these shares have retired $52,000 in accounts payable.

On August 4, 2011, the Company converted two of its long term notes payable dated December 30, 2010 and January 13, 2011, for a total of $62,205 and issued 12,441,068 restricted common shares of which 2,200,000 shares had previously been issued, for that conversion. This conversion of debt reduced our long-term notes payables $62,205, and upon conversion the accrued interest payable of $2,915was forgiven.

On December 13, 2011, the Company received a notice of conversion from an unrelated third part as part of the settlement of the judgment against the Company and its President Ronald Carter for $10,033,152. This conversion of debt reduced our long-term notes payables $50,166.

On March 21, 2012, the Company completed a partial conversion of one of its Notes payable dated April 30, 2011, with a principal amount of $76,194. A total of $26,000 worth of the Note was converted, and 11,817,900 common shares were issued for that part of the conversion, which leaves a remaining balance of $50,194 of the principal of the Note. No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $26,000.

On March 21, 2012, the Company issued 159,000 restricted common shares for professional services provided to the Company and expensed in 2011. The issuance l reduced the Company’s accounts payable by $4,990.

On March 30, 2012, the Company completed a conversion of one of its Notes payable to one of our Officers and Directors, Mr. Solomon Ali, dated October 1, 2011, with a principal amount of $46,154. The Note was converted, and 9,230,768 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $46,154.

On March 30, 2012, the Company completed a conversion of one of its Notes payable to one of our Officers and Directors, Mr. Ronald Carter, dated October 1, 2011, with a principal amount of $92,308. The Note was converted, and 18,461,544 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $92,308.

(12)

NOTE 9 – NOTES PAYABLE

During 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,836 and $84,950 to accrued interest payable, to reflect the assignment by three of our creditors of their balance to a note that will be paid one year or more past the original due date. The $204,836 of the notes do not bear any interest and begin coming due and payable in July 2011. The notes can be converted to restricted common stock. In October 2011, these notes were modified and two of the notes were assigned to an unrelated third part; See Notes dated October 1, 2011 below.

For the period ended March 31, 2012, the Company has issued several long term notes payable for a total of $134,000 and retired $138,462 in long term notes payable. The notes bear an interest of 10% to 12% and begin becoming due starting in April 2013. The notes can be converted to restricted common stock.

NOTE 10 – LONG TERM NOTES PAYABLE

	March 31, 2012	December 31, 2011
On December 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $19,705 at 10% interest. The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted.	—	—

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with three non-related creditors for $289,787, which included $84,950 in prior accrued interest payable at 0% interest. The holders have the right to convert the note to common stock. On October 1, 2011, these Notes were modified to include interest and two were assigned by the original note holders to an unrelated third party.	—	—

On January 15, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $42,500 at 10% interest. The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted.	—	—

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, this $26,000 of this Note was converted.	50,194	76,194

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock.	10,000	10,000

On June 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $17,500. The holder has the right to convert the note to common stock.	17,500	17,500

On August 4, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest. The holder has the right to convert the note to common stock. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497.	90,497	90,497

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock.	44,600	44,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	—	92,308

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	—	46,154

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued 12/31/10	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued 12/31/10	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued 12/31/10	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock.	8,700	8,700

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock.	8,500	8,500

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	—

On January 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest. The holder has the right to convert the note to common stock.	28,000	—

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	—

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	—

Long-term portion of note payable	$886,000	$890,461

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

Principal maturities of notes payable as of March 31, 2012 for the next five years and thereafter is as follows:

2011	$-0-
2012	$309,492
2013	$416,508
2014	$160,000
2015	$-0-
Total	$886,000

(13)

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

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Ronald Carter for $200,000 at 10% interest for the balance of the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005.

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005.

On April 30, 2012 the Company entered into a three (3) year convertible Promissory Note with a non-related creditor for $15,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

Unless otherwise noted, references in this Form 10-Q to “RCI”, “we”, “us”, “our”, and the “Company” means Revolutionary Concepts, Inc., a Nevada corporation.

(14)

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2011, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

(15)

Overview

We are a development stage company positioned to begin launch and license of our patented technologies in 2012. We were incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. We are engaged in the development of smart camera technologies that interface with smart handheld devices enabling remote monitoring.

Our efforts to date have been devoted to securing the intellectual framework around several key technologies and applications related to remote video monitoring. Advances in wireless technologies combined with increased data speed rates permits a very sophisticated and new means of monitoring, security and entry management.

We have branded is new smart technology “EyeTalk®”. EyeTalk® is a first generation smart camera technology that allows interactive two-way communication between a smart phone or other handheld device.

Unlike many IP cameras that simply produce and transmit an image, the EyeTalk® smart camera technology has embedded capabilities that distinguish it as a significant technological advancement over traditional camera systems.

In July of 2011, we engaged SIS Development Inc. to direct the development of this state of the art system. SIS Development, Inc. offers highly specialized, wing-to-wing commercial OEM product development services. SIS Development has an extensive track record of high volume product and software successes in Fortune 100 and startup environments alike. The initial product launch will be in the entry management space for both residential and commercial uses, with a medical application as an immediate spin-off.

We currently hold two (2) patents, and expects to have a total of seven (7) by the end of 2012. The 5 pending patents will fortify the claims of the initial patent award and position Revolutionary Concepts as a key player in the wireless camera space. Our management plans to implement a variety of commercialization strategies ranging from development to licensing to generate revenue and to capitalize on the opportunities made possible by the wave of new wireless products in the market place.

We have has funded development through three private offerings in 2005, 2007 and 2009. We have also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and new patent applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted common stock from authorized shares.

In July and August 2009, we issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, our Board of Directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carte, of $75,000 with interest of 10%, by a shareholder.  The note became due in November 2010. On October 5, 2010, we received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan. The amount of the claim is $100,996, plus interest at 18% and legal costs. On the 10 th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and our company. On the 4th day of August 2011, we reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from us for their services. The total value of the convertible note is $144,067 with no interest, of which we have received a promissory note from Mr. Carter for $112,663for the part of the judgment, interest and fees that was from the personal promissory note that we guaranteed

In July 2010, we partnered with US Financial and Rainco Industries to consult in Investor Relations, introduction to institutional investors, assist with mergers and acquisitions, and to help develop a strategy to fund its growth. As a result of this partnership, we have resolved additional debt obligations, is now trading on both the US and Frankfurt stock exchanges, and arealso now listed with Standards and Poors. In November 2011, we terminated our association with US Financial but retained the relationship with Rainco Industries.

Introduction to EyeTalk®

We are the patent holder of a wireless smart camera technology, branded EyeTalk®. EyeTalk® represents a very disruptive technology that integrates into an industry of new smart devices…. an industry on pace to establish a new era in everyday life across all lines.

(16)

From Wire Industry News – February 2012;

“By most standards, the iPhone is considered by a lot of people to be one of the most successful products in business history, and there are many reasons why the majority of people and especially iPhone users think so.

So far, about 200 million iPhones have been sold since it was introduced in the spring of 2007, and 37 million of them in the last three months of 2011 alone.

 And make no mistake-- the iPhone is a huge revenue generator! Just last quarter, it contributed to over $24.39 billion in revenue for the fruity company from Cupertino, greater than the $20.9 billion Microsoft made in all of its many businesses."

Apple also produces the iPad. iPad is a line of tablet computers designed, developed and marketed by Apple Inc., primarily as a platform for audio-visual media

Tech Crunch – March 2012

“Following Apple’s announcement yesterday of the new iPad’s record weekend, which saw 3 million devices sold in three days, analysts are upping their predictions for the tablet’s market share growth over the course of the year. In a note to investors, Gene Munster of Piper Jaffray says the firm is now forecasting as many as 66 million sales of the new device in 2012, up from the earlier prediction of 60 million. Meanwhile, Shaw Wu of Sterne Agee is now predicting 60 million, up from 55 million. Regardless of the final outcome, the bottom line impact the device will have on the market was summed up in Munster’s bullish note: ”we believe the unprecedented ramp of the iPad over the past year is evidence that the tablet market will be measurably larger than the PC market,” he said. (emphasis added)

Our Revolutionary Concepts EyeTalk® technology represents a camera system with embedded intelligence. Moving beyond the typical take a picture, take a video and send it technology, the

EyeTalk® technology will activate and engage. The capabilities of the EyeTalk® system go beyond the ability to offer two way communication by incorporating an embedded processor that will ultimately be able to communicate and interpret while providing video surveillance and remote monitoring capabilities.

Wireless cameras, wireless communication devices such as smart phones and hand held devices represent the ultimate marriage of wireless technologies. Until we discover how to actually teleport people, wireless cameras and mobile monitors will allow people to literally be in two places at once.

Management believes our patent represents a very significant asset and advancement in camera technology.

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

(17)

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

Management believes that the point of greatest significance is not the fact that our plans to participate in this space, but the fact that our company owns IP rights to the much anticipated wireless activity in the space.

Our company management has a careful eye on the transition many traditional security companies are attempting to make to a more practical video solution. Fortunately for us, our company owns the rights to the use of wireless cameras and their interface with wireless handheld devices.

The EyeTalk® system also records and archives data, video and audio records. The system provides a centralized control system using a user-friendly application with a means for storing digital images and provides enhanced security features.

We also recognize that we have entered an era where cellphone applications are just a matter of every day activity. An “AP” that offers individuals the ability to manage and monitor locations of interest is both very marketable and necessary.

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

For all intents and purposes, we contend that traditional security and alarm services are ineffective, inefficient and costly. Across the country, in our belief, municipalities report false alarms at a rate exceeding 90%. The response time between an event and police arrival can be much too long. EyeTalk® represents a proactive response rather than a reactive one.

To insure the highest quality and product reliability, we entered into a development agreement with SIS Development to produce the initial EyeTalk system. We are committed to producing a very high quality, reliable and sophisticated system however the first generation of the EyeTalk®technology will not have all of the feature sets intended for future models, and will simply serve as the company’s initial launch and introduction.

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

(18)

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

In 2010 (since that's the year we're dealing with now), IMS is forecasting a large number of mergers and acquisitions, which they think will happen because the capital funding for such purchase is finally coming back. They're expecting 2% growth in North America for security products as a whole, a growth number that pales in comparison to a 15.2% growth forecast for security products in China/India. While North America isn't going to see the banner year that China and India will see, it certainly is better than what IMS is forecasting for Europe -- which is a -4.8% decline in overall revenues attributed to the sale of security products.*"

*Article not incorporated by reference.

The tipping point for when IP video takes over analog video in sales is going to be pushed back a year thanks to the bad economy of 2009; now it is forecasted to be 2013 or 2014 when that transition happens.

How to Capitalize on the Fastest Growing Trend in Residential Security By Jay Kenny – Feb 03, 2012

“Security dealers and integrators are recognizing that consumers increasingly rely on smartphones, tablets and other mobile devices to control home security, automation and energy management services. Alarm.com, a provider of interactive security solutions, has evidence to support this trend.

This shift in consumer behavior is driven both by the explosive adoption of mobile devices and the availability of dynamic apps and services for end users to unlock additional value from their security system. Usage trends are not limited to monitoring security events that occur in the home, but also extend to a range of relevant day-to-day interactive services such as receiving motion-triggered video clips when kids arrive home from school, alerts when cabinets are accessed, or the ability to remotely adjust thermostats, lights and door lock settings. It is a behavioral change that presents a new opportunity and should not be lost on security dealers and integrators. Mobile connection to the security system has proven to be a successful way to improve retention of existing customers, drive new customer acquisition, deliver additional revenue-generating services, and differentiate a product offering as new entrants hit the market.*"

*Article not incorporated by reference.

(19)

EyeTalk® as stated previously represents a technology with embedded intelligence. This one key feature that we term smart camera technology, combined with smart phone technology is a very powerful and compelling combination of technologies. A key reason we define EyeTalk® a “disruptive technology”.

Mobile apps help close sales – Increasingly, feedback from Alarm.com partners is that one of the most powerful sales tactics is to show interactive system capabilities and features on a mobile device such as an iPhone, iPad or Android smartphone. This "mobile-first" approach in the sales cycle is more effective than showing mobile apps as a "nice-to-have" among a list of broader system features. We believe that once prospective customers see how easy and convenient it is to use a free app to arm the system, adjust the lights or watch live video of their property, their perceived value increases dramatically and distances the product offering from that of competitors.

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

Below is an illustration of the security market segments. (2011)

(20)

Future Plans and Potential Markets

Our management believes it has the capability to enter into a growing security marketplace with an explosive product at the perfect time.. Research and current trends suggest that the security industry will continue to experience increased spending and growth on detection devices such as EyeTalk®. Our companies Intellectual Property makes it more than just a provider but the outright owner of a very relevant and significant IP… a tremendous asset. We believe that the future of our company is bright and the options of development and/or licensing provide incredible latitude.

We systematically filed patents over the past decade in the areas of medical, institutional, child monitoring, home healthcare and real estate markers. As these assets are now manifesting themselves one by one, the company’s plans are unfolding perfectly. Each of the aforementioned markets are monumental and perfectly suited for the IP in our portfolio.

Our management also believes that EyeTalk® has advantages over existing and competing technologies by virtue of its embedded intelligence and processing capabilities. Many of these capabilities may not relate to the security field at all, but may nonetheless be commercially useful. The additional commercial benefits of the EyeTalk® include:

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
2)	Rapid growth and rapid revenue potential for our company are very possible given the network of supporters and shareholders with interest in marketing and selling the EyeTalk® systems

MLM sales worldwide sales are in excess of $100 billion dollars and growing annually. Every product category imaginable is now sold through MLM. Ease of entry, speed to market and relatively low startup marketing cost are two key factors to many companies selecting the MLM model. Products that are best sold through personal demonstration are highly successful in the MLM business model. A number of companies have entered the MLM industry and achieved over $100 million in annual revenue in less than five (5) years and several have reached $500 million or more in the same period. Although no assurances can be provided for our growth, tt is not uncommon for companies to achieve triple digit growth for a number of years in the startup phase.

Members of our management team, who are seasoned in the MLM industry, as well a number of our shareholders are considering establishing a contract with a new MLM company that would be formed and would have the exclusive marketing and distribution rights to the EyeTalk® home entry management system in the United States, with an option for other countries. Members of management may be involved in the organization and operation of the newly formed company. No assurances can be provided that such MLM company will be formed. All of these actions would require Board of Director approval and we would endeavor to ensure all Nevada corporate requirements and SEC statutory disclosure requirements would be met, prior to any action being taken.

(21)

•	Licensing

We currently hold the IP that provides the use of a wireless camera and it’s interface with other devices enabling monitoring. The IP is very relevant to a multi-billion dollar industry. We plan to offer licensing opportunities to companies who wish to utilize this technology and aggressively defend its patent rights.

•	Internet Sales

Management expects to sale a significant percentage of the EyeTalk® technology via direct internet sales. We are currently developing 3 commercials that will be airing of television networks, YouTube and our website. It is anticipated that these commercials will generate interest and sales.

•	Existing Security Companies

The use of wireless camera technology is so effective and efficient today that every security company will have to include the technology in their product offerings in order to remain competitive. We will not only offer a wireless camera technology, but one our management believes will be vastly superior because of its smart capabilities. We are in the process of developing key relationships with industry leaders to identify the fortune 500 companies we will target.

•	Commercials and Advertising

We have engaged the services of two individuals to assist in the development of its first 3 commercials to be aired on television networks, internet sites and the company’s website.

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

Legal

For several years, we have been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for our core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for us at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  our trial counsel have assured us that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

(22)

COMPETITION

We expect to compete with much larger and better financed companies in the remote monitoring industry, all of which have superior name recognition, such as ADT, Alarm Force, ATT, Pinkerton’s and others. We own the patent by which many of the aforementioned companies will be dependent upon and we believe, but cannot assure, may already be infringing in some manner

Remote monitoring is available through a variety of media and processes, including systems integrators, closed circuit television systems, intrusion detection systems, and others. These systems typically incorporate ultrasonic, infrared, vibration, microwave and other sensors to detect door and window openings, glass breakage, vibration, motion, temperature, and noise and transmit through alarms and other peripheral equipment.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Operating Expenses We have not begun to generate revenue. Our total operating expenses for the three-month period ended March 31, 2012 increased to $227,501 from $214,758 over the prior year period. This decrease is primarily attributable to an increase in marketing expenses offset by decreases in unpaid accumulated compensation, taxes and professional fees.

Net Loss. Our net loss for the three-month period ended March 31, 2012 increased to $(243,480) from $(215,285) over the prior year period. This increase is primarily attributable to an increase in marketing expenses and interest expense offset by decreases in unpaid accumulated compensation, taxes and professional fees.

Assets. Assets increased by $1,217 to $130,138 as of March 31, 2012, from $128,921 as of December 31, 2011 and $11,166 as of March 31, 2011. This increase is primarily due to an increase in patent costs offset by an increase in depreciation and amortization.

Liabilities. Total liabilities increased by $76,050 to $1,810,347 as of March 31 2012, from $1,734,297 as of December 31, 2011. Total liabilities were $876,356 for the quarter ended March 31, 2011. The increase is attributable to the decrease in accounts payable of $27,003 and an increase in accrued interest payable of $14,004 and an increase to notes payable in the amount of $93,511.

Stockholders' Equity. Stockholders' equity decreased by $74,833 to $(1,680,209) as of March 31, 2012 from $(1,605,376) as of December 31, 2011. Stockholders’ equity was ($865,190) for the period ended March 31, 2011. The first quarter decrease was due primarily to the net loss of $(243,480) offset by an increase in common stock issued and additional paid in capital related to the issuance of stock for reducing notes payable and accrued expenses and accounts payable.

(23)

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

Overall, we had no change in cash for the three month period ended March 31, 2012 compared to the same prior year period.

Cash Flows from Operating Activities. Net cash used in operating activities of $154,750 for the three-month period ended March 31, 2012 is attributable to a decrease in accounts payable of $27,002 and an increase in accrued expenses and other liabilities of $107,514, issuance of common shares issued $4,990, net operating loss $(243,480) reduced by depreciation and amortization of $3,228.

Cash Flows from Investing Activities. Cash used in investing activities for the three-month period ended March 31, 2012 was $4,446.

Cash Flows from Financing Activities. Net cash provided by financing activities of $159,196 for the three-month period ended March 31, 2012 is attributable to the decrease in unpaid capital contributions of $804 and a increase in notes payable of $134,000 and increase in issuance of stock for retirement of debt of $26,000.

Our Company’s Capital Structure. In its efforts to grow and expand the Company, management must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and adjust the capital structure of the Company as needed. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock) or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy and the credit markets.

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

(1) The Company would have had to go through the process of filing a registration statement e.g. S-1 with the SEC, which would have required expenditures and resources with no assurances of receiving expeditious approval and would have been very time consuming, given our situation at that time.

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

(5) The issuance of equity to these investors, after resolving the potential regulatory challenges, legal issues, time constraints, and costs would have resulted in immediate dilution for the other shareholders, giving them only limited hopes that value would be created.

Therefore, due to the above stated reasons, the economic climate and the Company’s circumstances at that time, management elected not to pursue raising capital through an equity offering at that time.

(24)

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

(9) Since the investors do not have any equity interests, it has no voting rights or other control over the management of the Company, its operations and no claim to its future earnings.

(10) If the Company ever suffers a negative financial situation, it is much easier to re-negotiate the terms of the Notes with the individual investors than with a bank, or a group of investors through an equity or bond offering.

Based on the reasons above, and since the Company required immediate capital to rapidly expand, grow, restructure its operations, continue development, finance potential acquisitions and execute its marketing plans; raising capital through debt financing was our best alternative. This strategy resulted in our expanding on our technology patents; thereby, increasing our potential assets, market capitalization value and our shareholders owning a portion of a much larger and more valuable company. As the Company continues to advance and develop through the different stages of its business life cycle, management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing and capital structure at that time.

(25)

Debt.

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

2012

On January 2, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest.  The holder has the right to convert the note to common stock at $0.015 per share..

On January 31, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On February 6, 2012, the Board of Directors approved a request for an adjustment to the conversion price of a Long Term Note dated April 30, 2011 for $76,194 from $0.005 to $0.0022.

On February 29, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On March 22, 2012, we completed a partial conversion of one of its Notes payable dated April 30, 2011, with a principal amount of $76,194. A total of $26,000 worth of the Note was converted, and 11,817,900 common shares were issued for that part of the conversion, which leaves a remaining balance of $50,194 of the principal of the Note. No accrued interest was paid on the Note upon conversion. This conversion of debt reduced our Long Term Notes payables by $26,000.

On March 22, 2012, we issued 159,000 restricted common shares for professional services provided to us and expensed in 2011. The issuance will reduce our accounts payable by $4,990.

On March 30, 2012, we completed a conversion of one of its Notes payable to one of our Officers and Directors Mr. Solomon Ali, dated October 1, 2011, with a principal amount of $46,154. The Note was converted, and 9,230,768 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced our Long Term Notes payables by $46,154.

On March 30, 2012, we completed a conversion of one of its Notes payable to one of our Officers and Directors, Mr. Ronald Carter, dated October 1, 2011, with a principal amount of $92,308. The Note was converted, and 18,461,544 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced our Long Term Notes payables by $92,308.

On March 30, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

(26)

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

(27)

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

(28)

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(29)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Company also sued Emmanuel Ozoeneh in federal court. Mr. Ozoeneh was a former business partner in a prior business venture with our CEO Ron Carter. Mr. Ozoeneh began making false claims that he was the inventor of the EyeTalk® system. RCI filed suit in federal court to have Mr. Carter declared the sole inventor. This case has been resolved to the satisfaction of the Company. The terms of the agreement are confidential, but the result was that Ronald Carter and the Company were declared as the sole inventor and retains all rights to the patent(s) for the EyeTalk® system. The Company is currently in default on the agreement and is working to resolve the default.

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

On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,067 including interest, of which the Company has received a promissory note from Mr. Carter for $112,663 for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors previously disclosed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011 (SEC File Number 000-53674) on the website at www.sec.gov, except as follows:

The market price of our common stock may limit its eligibility for clearing house deposit.

We are advised that if the market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades, in our securities.  This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30, we would cease to be an “emerging growth company” as of the following June 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On January 2, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest.  The holder has the right to convert the note to common stock at $0.015 per share.

On January 31, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On February 6, 2012, the Board of Directors approved a request for an adjustment to the conversion price of a Long Term Note dated April 30, 2011 for $76,194 from $0.005 to $0.0022.

On February 29, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On March 22, 2012, we completed a partial conversion of one of its Notes payable dated April 30, 2011, with a principal amount of $76,194. A total of $26,000 worth of the Note was converted, and 11,817,900 common shares were issued for that part of the conversion, which leaves a remaining balance of $50,194 of the principal of the Note. No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $26,000.

On March 22, 2012, we issued 159,000 restricted common shares for professional services provided to the Company and expensed in 2011. The issuance will reduce the Company’s accounts payable by $4,990.

On March 30, 2012, we completed a conversion of one of its Notes payable to one of our Officers and Directors Mr. Solomon Ali, dated October 1, 2011, with a principal amount of $46,154. The Note was converted, and 9,230,768 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $46,154.

On March 30, 2012 we completed a conversion of one of its Notes payable to one of our Officers and Directors, Mr. Ronald Carter, dated October 1, 2011, with a principal amount of $92,308. The Note was converted, and 18,461,544 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $92,308.

On March 30, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 of Regulation D promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2012.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

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

10.9* Revised Employment with Solomon Ali.

14.1* Code of Ethic

31.1 Sec. 302 Certification of Principal Executive Officer

31.2 Sec. 302 Certification of Principal Financial Officer

32.1 Sec. 906 Certification of Principal Executive Officer

32.2 Sec. 906 Certification of Principal Financial Officer

----------

 * Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 and our Form 10-K/A for the period ended December 31, 2011, (SEC File Number 000-53674) on the website at www.sec.gov

(30)

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

Registrant: Revolutionary Concepts, Inc.

Name Date

By: /s/ Ronald Carter May 17, 2012

Ronald Carter, Director, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Garry Stevenson May 17, 2012

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)