Form 10-Q
period 2012-06-30
Revolutionary Concepts Inc
filed 2012-08-17
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2012

Common stock, $0.001 par value	133,968,541

(1)

 REVOLUTIONARY CONCEPTS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

 CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………...24-28

Exhibit 3.2 – Sarbanes-Oxley Act…………………………………………………………….29-30

(2)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed April 16, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

(3)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

BALANCE SHEETS
as of:
	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$12,217	$—
Total Current Assets	12,217	—

Fixed Assets
Computer equipment	13,028	12,231
Accumulated depreciation	(10,997)	(10,626)
Total Net Fixed Assets	2,031	1,606

Other Assets
Patent costs	103,985	99,539
Accumulated amortization	(90,213)	(86,387)
Total Patent Costs net of accumulated amortization	13,771	13,152

Related party note receivable	112,663	112,663
Security deposits	1,500	1,500
Total Other Assets net of accumulated amortization	127,935	127,315

TOTAL ASSETS	$142,183	$128,921

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$174,341	$220,225
Accrued interest payable	96,893	51,140
Current portion of long-term debt	167,951	—
Other accrued expenses	351,275	572,470
Total Current Liabilities	790,460	843,836

Long-term Debt
Notes payable	1,291,559	752,000
Notes payable - related parties	—	138,462
Total Long-term Debt	1,291,559	890,461

Stockholders' Deficit
Preferred stock 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 115,091,815 and 71,281,189 shares issued and outstanding, 1,000,000,000 authorized, respectively	115,092	71,281
Additional paid in capital	3,124,711	2,985,071
Unpaid capital contributions (see note 3)	(81,954)	(80,345)
Deficit accumulated during the development stage	(5,097,687)	(4,581,383)
	(1,939,837)	(1,605,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$142,182	$128,921

The accompanying notes are an integral part of these financial statements.

(4)

(A Development Stage Company)
STATEMENTS OF INCOME (LOSS)
For The Three Months Ending June 30, 2012 and 2011
For The Six Months Ending June 30, 2012 and 2011
And The Period From March 12, 2004 (Inception) To June 30, 2012
					March 12,
	For The Three Months Ending June 30,		For The Six Months Ending June 30,		2004 (Inception)
					June 30,
	2012	2011	2012	2011	2012
OPERATING EXPENSES
Automobile expense	—	1,152	—	2,304	28,943
Bank charges	295	98	688	182	8,278
Compensation	—	128,390	0	243,765	35,446
Unpaid accumulated compensation	100,000	—	200,000	—	1,178,360
Depreciation & amortization expense	970	2,635	4,198	5,270	104,280
License and permits	1,025	325	7,945	325	15,866
Marketing	38,960	—	93,235	—	93,235
Office expense	—	859	859	20,117
Office supplies	154	—	975	859	16,139
Payroll taxes	—	—	—	12,916	81,429
Printing and reproduction	15	429	175	502	16,604
Professional fees	5,863	129,369	61,022	210,347	2,405,425
Rent expense	4,642	—	9,740	—	15,411
Research and development expense	—	—	—	—	596,438
Telephone expense	977	1,033	1,455	1,195	24,850
Travel expense	67	2,092	485	2,092	105,969
Website development expense	—	22	—	22	14,110
Other expenses	334	903	885	1,427	54,851
Total Operating Expenses	153,302	267,307	380,803	482,065	4,815,749
OTHER INCOME & (EXPENSE)
Interest income	804	1,221	1,609	2,361	18,607
Other income	—	—	—	—	490
Loss on derivatives	(84,003)	—	(84,003)	—	(84,003)
Interest expense	(36,323)	(5,401)	(53,107)	(7,068)	(217,031)
Total Other Income and Expense	(119,522)	(4,180)	(135,501)	(4,707)	(281,938)
NET (LOSS)	(272,824)	(271,487)	(516,304)	(486,772)	(5,097,687)
Weighted average number of
common shares outstanding	113,021,108	31,098,168	113,021,108	31,098,168	113,021,108
Net (Loss) per common shares
outstanding	$(0.00)	$(0.01)	$(0.00)*	$(0.02)	$(0.05)
* less than $0.01
The accompanying notes are an integral part of these financial statements.

(5)

STATEMENTS OF CASH FLOWS
For The Six Months Ended June 30, 2012 And 2011
and the period from March 12, 2004 (Inception) to June 30, 2012

			March 12, 2004
	For The Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(516,304)	$(486,772)	$(5,097,687)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	4,198	5,270	101,210
(Increase) in other assets	—	—	(114,163)
Common shares issued for services received and officer compensation	4,990	—	1,483,146
Increase (decrease) in accounts payable	(45,884)	—	174,341
Increase (decrease) in accrued expenses and other liabilites	(175,442)	574,518	448,168
NET CASH (USED IN) OPERATING ACTIVITIES	(728,443)	93,016	(3,004,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(797)	—	(13,028)
Investment in patent costs	(4,446)	—	(103,985)
NET CASH (USED BY) INVESTING ACTIVITIES	(5,243)	—	(117,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of common stock shares for retirement of debt	178,462	48,604	290,833
Issuance of notes payable	707,510	(142,735)	1,940,807
Retirement of notes payable	(138,462)	—	(481,298)
Paid in capital from private placements and warrants	—	—	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(1,609)	1,602	(81,954)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	745,902	(92,529)	3,134,214

NET INCREASE (DECREASE) IN CASH	12,217	487	12,217

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$—	$184	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$12,217	$671	$12,217

SUPPLEMENTAL DISCLOSURES
Interest paid	$53,107	$—	$69,159
Taxes paid	$—	$—	$—
Issuance of common stock for the conversion of debt	$183,452	$—	$233,618

The accompanying notes are an integral part of these financial statements.

(6)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR PERIOD ENDED JUNE 30, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - Revolutionary Concepts, Inc. (the “Company”) was originally organized in North Carolina on March 12, 2004.  On February 28, 2005, the Company was reorganized and re-domiciled as a Nevada corporation.  The Company is in the product development stage.  Recently, the Company completed the initial development of a working prototype of the EyeTalk® Communicator (“EyeTalk®”).  This technology has many applications.  The EyeTalk® specifically provides wireless technology that offers consumers an opportunity to interact with visitors to their front door.  This is initiated through a doorbell or a motion sensor, which sets off a series of events that result in a phone call to the consumer who then can interact with the visitor through both video and audio.  This same wireless technology could also be made portable so that you could see a child’s sporting event or school play even when you not present.  The Company is also exploring other applications for the technology.  The Company may need to raise additional capital to further develop the EyeTalk® and to begin the commercialization of the EyeTalk® technology.  We have obtained a number of patents on certain key components of the technology.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended June 30, 2012 and for the periods from inception (March 12, 2004) to June 30, 2012, no stock options were committed to be issued to employees.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of June 30, 2012, December 31, 2011 and June 30, 2011, the advances totaled $81,954, $80,345 and $120,350, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

On October 1, 2011, the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Ronald Carter for $92,308 at 10% interest for the balance of the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On March 30, 2012, this Note was converted to 18,461,544 and reduced our Long Term Notes by $92,308.

On October 1, 2011, the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On March 30, 2012, this Note was converted to 9,230,768 and reduced our Long Term Notes by $46,154.

(9)

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following: 03/31/12 12/31/11

Professional fees $ 51.902 $ 33,267

Other 2.277 11,693

Legal fees 111,962 125,063

Consulting fees 8,200 50,200

$174,341 $220,225

NOTE 5 – COMITMENTS AND CONTENGINCIES

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Recoveries from third parties, which are probable of realization are separately recorded, and are not offset against the related liability, in accordance with FASB ASC 210-10-05-3, “Offsetting of Amounts Related to Certain Contracts.”  The Company is the plaintiff in a lawsuit seeking damages against the law firm retained to file for “EyeTalk®” product patent.

For several years, the Company has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for the Company’s core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for the Company at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  The Company's trial counsel has assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

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

NOTE 6 – INTELLECTUAL PROPERTY

The patent number US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In accordance with FASB ASC 210-10-05-3, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.   The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB ASC 210-10-05-3.  The following are patent pending applications; Video system for individually selecting and viewing events at a venue.  The following additional patents have now been awarded. U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2. The company has patent pending applications related to; (a) video system for individually selecting and viewing events at a venue; (b) medical monitoring; and (c) real estate audio-video monitoring.

As of June 30, 2012, the Company has expensed $103,965 for filing and legal fees related to our patents and patents pending intellectual property.

(10)

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

NOTE 8 – CONVERSION OF DEBT TO EQUITY

On August 4, 2011, the Company converted two of its long term notes payable dated December 30, 2012 and January 13, 2011, for a total of $62,205 and issued 12,441,068 restricted common shares of which 2,200,000 shares had previously been issued, for that conversion. This conversion of debt reduced our long-term notes payables $62,205, and upon conversion the accrued interest payable of $2,915 was forgiven.

On November 30, 2011, the Company received a notice of partial conversion from an unrelated third part as part of the settlement of the judgment against the Company and its President Ronald Carter for a total of $50,166 and issued 10,033,152 restricted common shares were issued for that part of the conversion, which leaves a remaining principal balance of $90,497. This conversion of debt reduced our long-term notes payables $50,166.

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

On March 21, 2012, the Company issued 159,000 restricted common shares for professional services provided to the Company and expensed in 2011. The issuance reduced the Company’s accounts payable by $4,990.

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

On June 18, 2012, the Company received a notice of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. A total of $10,000 was converted and 3,030,303 restricted common shares were issued, which leaves a remaining principal balance of $33,448. This conversion of debt reduced our notes payables $10,000.

On June 19, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $4,000 was converted and 1,111,111 restricted common shares were issued, which leaves a remaining principal balance of $23,000. This conversion of debt reduced our notes payables $4,000.

(11)

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

 For the three months ended June 30, 2012, the Company issued several notes payable for a total of $569,757 and retired $80,500 in notes payable. The notes bear an interest of 8% to 12% and begin becoming due starting in April 2013. The notes can be converted to restricted common stock.

NOTE 10 – LONG TERM NOTES PAYABLE

	June 30, 2012	December 31,2011
On December 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $19,705 at 10% interest. The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted.	-	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with three non-related creditors for $289,787, which included $84,950 in prior accrued interest payable at 0% interest. The holders have the right to convert the note to common stock. On October 1, 2011, these Notes were modified to include interest and two were assigned by the original note holders to an unrelated third party.	-	-

On January 15, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $42,500 at 10% interest. The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted.	-	-

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, this $26,000 of this Note was converted.	50,194	76,194

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	10,000

On June 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $17,500. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	17,500

On August 4, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest. The holder has the right to convert the note to common stock. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497.	90,497	90,497

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	44,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	92,308

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	46,154

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued 12/31/10	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued 12/31/10	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued 12/31/10	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock.	8,700	8,700

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock.	8,500	8,500

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	-

On January 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest. The holder has the right to convert the note to common stock.	28,000	-

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	-

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	-

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	200,000	-

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	174,000	-

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	-

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	-

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted	23,000	-

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted	33,448	-

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock.	27,500	-

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	-

Long-term portion of note payable	$1,375,256	$890,461

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

Principal maturities of notes payable as of June 30, 2012 for the next five years and thereafter is as follows:

2012	$-0-
2013	$743,447
2014	$627,809
2015	$-0-
2016	$-0-
Total	$1,375,256

(12)

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

Note 12 – SUBSEQUENT EVENTS

On August 1, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a partial reassignment of a note originally issued to a non-related third party on January 29, 2012, in the amount of $76,194. A total of $37,645 was converted and 17,128,475 restricted common shares were issued, which leaves a remaining principal balance of $38,549. This conversion of debt reduced our notes payables $38,549.

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

(13)

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

The company currently holds seven (7) patents related to the use of wireless technology in key market segments. The seven patents position Revolutionary Concepts as a key player in the wireless space and introduce a new smart technology in an area that is virtually untapped. Five of the patents were issued in the second quarter of 2012.

The five new patents collectively include nine independent claims comprised of seven system claims and two method claims.

Of the seven independent system claims, three are directed to communications and monitoring systems; three are directed to detection and viewing systems; and one is directed to an audio-video communication system. The claims directed to the communications and monitoring systems are claims 1, 19, and 20 of USPN 8,164,614. The claims directed to the detection and viewing systems are claims 1, 19, and 20 of USPN 8,144,184. The claims directed to the audio-video communication system is claim 1 of USPN 8,154,581.

Of the two independent method claims, one is directed to a method for audio-video communications; and the other is directed to a method for receiving a person at an entrance. The independent claim directed to the audio-video communications method is claim 1 of USPN 8,144,183; and the independent claim directed to the method for receiving a person at an entrance is claim 1 of USPN 8,139,098.

Generally speaking, if any of these claims describe a method that is performed by a third party, or describe a system of a third party, then that third-party method or system infringes such claim.

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

In July and August 2009, we issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, our Board of Directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carte, of $75,000 with interest of 10%, by a shareholder.  The note became due in November 2010. On October 5, 2010, we received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan. The amount of the claim is $100,996, plus interest at 18% and legal costs. On the 10 th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and our company. On the 4th day of August 2011, we reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from us for their services. The total value of the convertible note is $144,067 with no interest, of which we have received a promissory note from Mr. Carter for $112,663for the part of the judgment, interest and fees that was from the personal promissory note that we guaranteed

In July 2010, we partnered with US Financial and Rainco Industries to consult in Investor Relations, introduction to institutional investors, assist with mergers and acquisitions, and to help develop a strategy to fund its growth. As a result of this partnership, we have resolved additional debt obligations, are now trading on both the US and Frankfurt stock exchanges, and are also now listed with Standards and Poors. In November 2011, we terminated our association with US Financial but retained the relationship with Rainco Industries.

(14)

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

And make no mistake-- the iPhone is a huge revenue generator! Just last quarter, it contributed to over $24.39 billion in revenue for the fruity company from Cupertino, greater than the $20.9 billion Microsoft made in all of its many businesses.”

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

(15)

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

Convenience – EyeTalk® will add convenience to home and business owners, by providing a more responsive and efficient means of responding to, screening, and monitoring activity at a given location. Deliveries and service appointments can be better managed with a system such as EyeTalk®.

For all intents and purposes, we contend that traditional security and alarm services are ineffective, inefficient and costly. Across the country, in our belief, municipalities report false alarms at a rate exceeding 90%. The response time between an event and police arrival can be much too long. EyeTalk® represents a proactive response rather than a reactive one.

To insure the highest quality and product reliability, we entered into a development agreement with SIS Development to produce the initial EyeTalk® system. We are committed to producing a very high quality, reliable and sophisticated system however the first generation of the EyeTalk®technology will not have all of the feature sets intended for future models, and will simply serve as the company’s initial launch and introduction.

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

(16)

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

In 2010 (since that's the year we're dealing with now), IMS is forecasting a large number of mergers and acquisitions, which they think will happen because the capital funding for such purchase is finally coming back. They're expecting 2% growth in North America for security products as a whole, a growth number that pales in comparison to a 15.2% growth forecast for security products in China/India. While North America isn't going to see the banner year that China and India will see, it certainly is better than what IMS is forecasting for Europe -- which is a -4.8% decline in overall revenues attributed to the sale of security products.*”

*Article not incorporated by reference.

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

This shift in consumer behavior is driven both by the explosive adoption of mobile devices and the availability of dynamic apps and services for end users to unlock additional value from their security system. Usage trends are not limited to monitoring security events that occur in the home, but also extend to a range of relevant day-to-day interactive services such as receiving motion-triggered video clips when kids arrive home from school, alerts when cabinets are accessed, or the ability to remotely adjust thermostats, lights and door lock settings. It is a behavioral change that presents a new opportunity and should not be lost on security dealers and integrators. Mobile connection to the security system has proven to be a successful way to improve retention of existing customers, drive new customer acquisition, deliver additional revenue-generating services, and differentiate a product offering as new entrants hit the market.*”

*Article not incorporated by reference.

EyeTalk® as stated previously represents a technology with embedded intelligence. This one key feature that we term smart camera technology, combined with smart phone technology is a very powerful and compelling combination of technologies. A key reason we define EyeTalk® a “disruptive technology”.

(17)

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

Sales Strategy

The company plans to utilize multiple sales and distribution channels.

•	Direct Sales

The EyeTalk® technology can be introduced to the market in a variety of ways, given the unique applications it provides. RCI looks to engage a direct sales team of over 2000 sales personnel to launch the residential and commercial versions of the EyeTalk® technology. A nationwide, direct-sales team can be assembled, provided the necessary training and tools, to introduce the products to the consumer. Partnerships with reputable vendors such as The Geek Squad, will be formed to insure professional installation at residential/commercial sites around the country. Infomercials have been proven to be effective also in generating massive appeal quickly. A well-produced infomercial can reach hundreds of thousands of consumers and lead to enormous volumes of sales in a relatively short period of time.

—	Licensing

We currently hold the IP that provides the use of a wireless camera and it’s interface with other devices enabling monitoring. The IP is very relevant to a multi-billion dollar industry. We plan to offer licensing opportunities to companies who wish to utilize this technology and aggressively defend its patent rights. The company has identified an industry expert that it plans to engage to assist with the licensing to companies within the security industry.

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

The following additional patents have now been awarded:

U.S. Patent 8,139,098

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,139,098 covering a method for receiving a person at an entrance

U.S. Patent 8,144,183

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,144,183 covering a method for two-way audio-video communications between a first person at an entrance and a second person.

U.S. Patent 8,144,184

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,144,184 covering a detection and viewing system. The system includes a wireless device associated with a door.

U.S. Patent 8,154,581

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,154,581 covering an audio-video communication system. The system includes a wireless exterior module located proximate an entrance and a computerized controller.

U.S. Patent 8,164,614

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,164,614 covering a communications and monitoring system.

U.S. Patent 8,016,676 B2

Revolutionary Concepts Inc. of Charlotte, North Carolina has been awarded U.S. patent 8,016,676 related to Child Car Seat Assembly enabling access to remote gaming applications and two-way person-to-person communications.

The company has patent pending applications related to; (a) video system for individually selecting and viewing events at a venue; (b) medical monitoring; and (c) real estate audio-video monitoring.

(20)

Legal

For several years, we have been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for our core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for us at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  Our trial counsel has assured us that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

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

(21)

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

Operating Expenses Although we have not begun generate revenues, our total operating expenses decreased to $153,302 from $267,307 for the three months ended June 30, 2012and 2011, respectively, as compared to $380,803 and $482,065 for the six months ended June 30, 2011 and 2010, respectively. This decrease is primarily attributable to increases in unpaid accrued compensation and marketing expenses offset by decreases in professional and legal fees, compensation and accrued payroll tax liabilities.

Net Loss. Our net loss increased to $272,824 from $271,487 for the three months ended June 30, 2012 and 2011, respectively as compared to $516,304 and $486,772 for the six months ended June 30, 2012 and 2011, respectively. Once again attributable primarily to increases in unpaid accrued compensation and marketing expenses offset by decreases in professional and legal fees, compensation and accrued payroll tax liabilities. We also recorded $84,003 and $0for the three and six months ended June 30, 2012 and 2011, respectively, in loss on embedded derivatives related to notes payable with variable conversion prices.

Assets. Assets increased by $13,262 to $142,183 at the period ended June 30, 2012, from $128,921 at the year ending December 31, 2011. This decrease was primarily due to depreciation and amortization.

Liabilities. Total liabilities increased by $347,722 to $2,082,019 or the period ended June 30 2012, from $1,734,297 for the year ended December 31, 2011. This increase is primarily attributable the increase in notes payable and accrued interest payable offset by decreased in accounts payable and other accrued expenses.

Stockholders' Deficit. Stockholders' deficit increased by $334,461 to $1,939,837 for the period ended June 30, 2012 from $1,605,376 for the year ended December 31, 2011. The increase was due primarily to continuing losses from operations $516,304.

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

Overall, we had a net increase in cash of $12,271 for the period ended June 30, 2012 over the prior year period amount of $671.

Cash Flows from Operating Activities. Net cash used in operating activities was $728,443 for the period ended June 30, 2012 compared to net cash provided by operations of $ 93,016 for period ended June 30, 2011 is primarily attributable to the decrease in accounts payable, accrued expenses and a continuing net operating loss.

Cash Flows from Investing Activities. There were $5,243 used by investing activities for the ended period ended June 30, 2012compared to no net cash used by investing activities for the ended period ended June 30, 2011.

Cash Flows from Financing Activities. Net cash provided by financing activities was $745,902 for the period ended June 30, 2012 compared to cash used in financing activities of $92,529 for the period ended June 30, 2011 and is attributable to the increase in notes payable of $707,510 and an increase in issuance of stock for retirement of debt of $178,462, offset by retirement of debt of $138,462.

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

Potential investors in any company, including ours, will consider those factors and the relative risks to their investment capital. To limit their risks, these investors may limit the size of their investment, or provide it to the company in stages, that is contingent upon the company reaching stated goals e.g., production, marketing, distribution and revenues. The ultimate question for management is; how do you get the investors to commit to making what could be a high risk investment for them, although one that would correspondingly benefit the Company, however one that the investor could lose if the Company were to fail. Management considered both the equity and the debt financing options based on the Company’s life cycle stage, economy, credit markets and other circumstances at the time, and reached the following conclusions;

(22)

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

(23)

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

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. This was a partial reassignment and modification of a note dated August 30, 2011. On June 19, 2012, the Company received a notice of partial conversion. A total of $4,000 was converted and 1,111,111 restricted common shares were issued, which leaves a remaining principal balance of $23,000. This conversion of debt reduced our notes payables by $4,000.

On June 12, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. On June 18, 2012, the Company received a notice of partial conversion. A total of $10,000 was converted and 3,030,303 restricted common shares were issued, which leaves a remaining principal balance of $33,448. This conversion of debt reduced our notes payables by $10,000.

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

(24)

2011

On January 15, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $42,500 at 10% interest.  The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted to 8,500,068 restricted common shares of which 2,200,000 shares had previously been issued,

On April 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share. On February 6, 2012, the Board of Directors approved a request for an adjustment to the conversion price of a Long Term Note dated April 30, 2011 for $76,194 from $0.005 to $0.0022. On March 21, 2012, $26,000 of this note was converted to 11,817,900 shares of common stock, which leaves a remaining principal balance of $50,194. This conversion of debt reduced our Long Term Notes payables by $26,000.

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

On June 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $17,500 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On August 4, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest.  The holder has the right to convert the note to common stock at $0.005 per share. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497.

On August 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share. On June 12, 2012, $27,000 of this note was modified and assigned by the original note holder to a non-related third party, leaving a principal balance of $17,600 on the original Note.

On September 30, 2011, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest.  The holder has the right to convert the note to common at stock at $0.005 per share.

On October 1, 2011, we entered into a two (2) year convertible Promissory Note with Ronald Carter, our President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock at $0.005 per share. On March 30, 2012, we completed a conversion of $92,308. The Note was converted, and 18,461,544 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced our Long Term Notes payables by $92,308.

On October 1, 2011, we entered into a two (2) year convertible Promissory Note with our Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock at $0.005 per share. On March 30, 2012, we completed a conversion of $46,154. The Note was converted, and 9,230,768 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced our Long Term Notes payables by $46,154.

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

The investors and private equity firms are very astute and have many years of experience and expertise in making successful investments in many companies. They have been investing with the Company for several years, and have provided us with critical short and long-term funds that we have used for operations, working capital, and investment capital for our business acquisitions to expand and grow the Company. They have the option to convert their Notes into stock after a holding period per SEC guidelines. However, most have elected to hold their Notes for 1 to 3 years and therefore have taken a long-term investment strategy in the Company. Without their continuous long-term commitment to investment in the Company, it is unlikely that the growth and expansion that we have achieved would have been possible.

(25)

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

(26)

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(27)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  RCI's trial counsel has assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  A decision about whether to appeal is forthcoming.

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

In July and August 2009, the Company issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, the Board of Directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carter of $75,000 with interest of 10%, by a shareholder.  The note became due in November 2010. On October 5, 2010, the Company received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and the Company. On the 4th day of August 2011, the Company reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from the Company for its services. The total value of the convertible note is $144,067including interest, of which the Company has received a promissory note from Mr. Carter for $112,663for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed.

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011 (SEC File Number 000-53674) on the website at www.sec.gov including but not limited, to the following:

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

(28)

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

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. This was a partial reassignment and modification of a note dated August 30, 2011. On June 19, 2012, the Company received a notice of partial conversion. A total of $4,000 was converted and 1,111,111 restricted common shares were issued, which leaves a remaining principal balance of $23,000. This conversion of debt reduced our notes payables by $4,000.

On June 12, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. On June 18, 2012, the Company received a notice of partial conversion. A total of $10,000 was converted and 3,030,303 restricted common shares were issued, which leaves a remaining principal balance of $33,448. This conversion of debt reduced our notes payables by $10,000.

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

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

There were no defaults upon senior securities during the period ended June 30, 2012.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

(29)

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

10.9 Revised Employment Agreement with Solomon Ali

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

By: /s/ Ronald Carter August 17, 2012

Ronald Carter, Director, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Garry Stevenson August 17, 2012

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)