Form 10-Q
period 2012-09-30
Revolutionary Concepts Inc
filed 2012-11-19
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2012
Common stock, $0.001 par value	285,699,025

Transitional Small Business Disclosure Format Yes  ☐    No   [X]

(1)

REVOLUTIONARY CONCEPTS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND Nine MONTHS ENDED September 30, 2012 AND 2011

 CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………................27

Exhibit 3.2 – Sarbanes-Oxley Act………………………………………………………….........27

(2)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2011, filed April 16, 2012. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

(3)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)
BALANCE SHEETS as of

	(Unaudited)	(Audited)
	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,355	$—
Total Current Assets	1,355	—

Fixed Assets
Furniture and equipment	13,028	12,231
Accumulated depreciation	(11,222)	(10,626)
Total Net Fixed Assets	1,806	1,606

Other Assets
Patent costs	103,985	99,539
Accumulated amortization	(90,997)	(86,387)
Total Patent Costs net of accumulated amortization	12,988	13,152

Related party note receivable	112,663	112,663
Security deposits	1,500	1,500
Total Other Assets net of accumulated amortization	127,151	127,315

TOTAL ASSETS	$130,312	$128,921

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$156,436	$220,225
Derivative liability	107,433	51,140
Convertible note, net of discounts of $45,674 and $-0-, respectively	13,726
Current portion of long-term debt	310,168	—
Other accrued expenses	545,059	572,470
Total Current Liabilities	1,132,822	843,836

Long-term Debt
Notes payable	606,915	752,000
Notes payable - related parties	374,000	138,462
Total Long-term Debt	980,915	890,461

Stockholders' Deficit
Preferred stock 10,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 221,823,107 and 71,281,189 shares
issued and outstanding, 1,000,000,000 authorized, respectively	221,823	71,281
Additional paid in capital	3,282,216	2,985,071
Unpaid capital contributions (see note 3)	(82,758)	(80,345)
Deficit accumulated during the development stage	(5,404,706)	(4,581,383)
	(1,983,425)	(1,605,376)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$130,312	$128,921

The accompanying notes are an integral part of these financial statements.

(4)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENTS OF INCOME (LOSS)
For The Three Months Ending September 30, 2012 and 2011
For The Nine Months Ending September 30, 2012 and 2011
And The Period From March 12, 2004 (Inception) To September 30, 2012

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,		March 12, 2004 (Inception) to September 30,

	2012	2011	2012	2011	2012

OPERATING EXPENSES
Automobile expense	—	1,152	—	3,456	28,943
Bank charges	366	242	1,054	424	8,644
Compensation	—	432,399	—	676,164	35,446
Unpaid accumulated compensation	91,750	—	291,750	—	1,270,109
Depreciation & amortization expense	1,009	2,635	5,207	7,905	105,289
License and permits	—	—	7,945	325	15,866
Marketing	8,658	—	101,893	—	101,893
Office expense	—	2,021	—	2,880	20,117
Office supplies	20	(415)	995	444	16,159
Payroll taxes	—	24,906	—	37,822	81,429
Printing and reproduction	458	307	633	809	17,062
Professional fees	60,074	529,296	121,096	739,643	2,465,499
Rent expense	4,426	3,010	14,166	3,010	19,837
Research and development expense	116	30,923	116	30,923	596,554
Telephone expense	1,055	163	2,510	1,358	25,905
Travel expense	8,504	3,499	8,989	5,591	114,473
Website development expense	42	154	42	176	14,152
Other expenses	103	326	988	1,753	54,954
Total Operating Expenses	176,580	1,030,618	557,383	1,512,683	4,992,330

OTHER INCOME & (EXPENSE)
Interest income	804	1,241	2,413	3,602	19,411
Other income	—	—	—	—	490
Loss on derivatives	(32,268)	—	(116,271)	—	(116,271)
Interest expense & amortization of debt discount	(98,975)	1,269	(152,082)	(5,799)	(316,007)
Total Other Income and Expense	(130,439)	2,510	(265,939)	(2,197)	(412,376)

NET (LOSS)	(307,019)	(1,028,108)	(823,323)	(1,514,880)	(5,404,706)
Weighted average number of common shares outstanding	164,651,830	51,390,568	115,806,726	42,418,116	25,519,425

Net (Loss) per common shares outstanding	*	$(0.02)	$(0.01)	$(0.04)	$(0.21)

* less than $0.01

The accompanying notes are an integral part of these financial statements

(5)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For The Nine Months September 30, 2012 And 2011
and the period from March 12, 2004 (Inception) to September 30, 2012

			March 12, 2004
			(Inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(823,323)	$(1,514,880)	$(5,404,706)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Depreciation and amortization	5,207	7,905	102,219
Amortization of debt discount	94,974		94,974
Loss on derivative liability, non-cash expense	116,271		116,271
(Increase) in other assets	—	—	(114,163)
Common shares issued for services received and officer compensation	4,990	657,472	1,483,146
Increase (decrease) in accounts payable	(63,790)	483,803	156,436
Increase (decrease) in accrued expenses and other liabilites	(27,412)	—	596,199
NET CASH (USED IN) OPERATING ACTIVITIES	(693,082)	(365,700)	(2,969,624)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(797)	(900)	(13,028)
Investment in patent costs	(4,446)	—	(103,985)
NET CASH (USED BY) INVESTING ACTIVITIES	(5,243)	(900)	(117,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of common stock shares for conversion of debt	442,697	62,205	555,068
Issuance of notes payable	308,461	409,803	1,541,758
Retirement of notes payable	(49,065)	—	(391,901)
Paid in capital from private placements and warrants	—	—	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(2,413)	(105,592)	(82,758)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	699,680	366,416	3,087,992

NET INCREASE (DECREASE) IN CASH	1,355	(184)	1,355

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$—	$184	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$1,355	$—	$1,355

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$—	$—	$316,007
Cash paid during the period for income taxes	$—	$—	$—
Derivative liability	$140,648	$—	$140,648
Issuance of common stock for the conversion of debt	$447,687	$719,677	$2,038,214

The accompanying notes are an integral part of these financial statements.

(6)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR PERIOD ENDED SEPTEMBER 30, 2012

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended September 30, 2012 and for the periods from inception (March 12, 2004) to September 30, 2012, no stock options were committed to be issued to employees.

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

(7)

 NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

(8)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of September 30, 2012, December 31, 2011 and September 30, 2011, the advances totaled $82,758, $80,345 and $115,271, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	9/30/2012	12/31/11
Professional fees	$75,990	$33,267
Other	2,277	11,693
Legal fees	69,968	125,063
Consulting fees	8,200	50,200
	$156,436	$220,225

(9)

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

For several years, the Company has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for the Company’s core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for the Company at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  The Company's trial counsel has assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  An appeal was filed in November 2012, and the Company is awaiting a decision from the court on the appeal.

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

As of September 30, 2012, the Company has expensed $103,985 for filing and legal fees related to our patents and patents pending intellectual property.

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

(10)

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

From July 27, 2012 through September 25, 2012 the Company received several notices of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $17,500 was converted and 27,127,038 restricted common shares were issued, which leaves a remaining principal balance of $5,500. This conversion of debt reduced our notes payables $17,500.

On August 1, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a partial reassignment of a note originally issued to a non-related third party on April 30, 2012, in the amount of $76,194. A total of $37,645 was converted and 17,128,475 restricted common shares were issued, which leaves a remaining principal balance of $12,549. This conversion of debt reduced our notes payables $37,645.

From August 22, 2012 through September 18, 2012 the Company received several notices of partial conversion from an unrelated third party This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. A total of $33,448 was converted and 38,618,636 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $33,448.

From September 19, 2012 through September 28, 2012 the Company received several notices of partial conversion from an unrelated third party This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $16,300 was converted and 23,857,143 restricted common shares were issued, which leaves a remaining principal balance of $26,400. This conversion of debt reduced our notes payables $16,300.

NOTE 9 – NOTES PAYABLE

During 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,836 and $84,950 to accrued interest payable, to reflect the assignment by three of our creditors of their balance to a note that will be paid one year or more past the original due date. The $204,836 of the notes do not bear any interest and begin coming due and payable in July 2011. The notes can be converted to restricted common stock. In October 2011, these notes were modified and two of the notes were assigned to an unrelated third party; See Notes dated October 1, 2011 below.

For the three months ended September 30, 2012, the Company issued several notes payable for a total of $80,119 and retired $104,893 in notes payable. The notes bear an interest of 8% to 12% and begin becoming due starting in July 2014. The notes can be converted to restricted common stock.

(11)

NOTE 10 – LONG TERM NOTES PAYABLE

	September 30, 2012	December 31,2011
On December 30, 2010 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $19,705 at 10% interest. The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted.	-	-

On December 31, 2010 the Company entered into a two (2) year convertible Promissory Note with three non-related creditors for $289,787, which included $84,950 in prior accrued interest payable at 0% interest. The holders have the right to convert the note to common stock. On October 1, 2011, these Notes were modified to include interest and two were assigned by the original note holders to an unrelated third party.	-	-

On January 15, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $42,500 at 10% interest. The holder has the right to convert the note to common stock. On August 4, 2011 this Note was converted.	-	-

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, $26,000 of this Note was converted. On August 1, 2012, this $37,645 of this Note was converted	12,549	76,194

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	10,000

On June 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $17,500. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	17,500

On August 4, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest. The holder has the right to convert the note to common stock. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497.	90,497	90,497

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	44,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	92,308

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	46,154

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued December 31, 2010	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock. $6,200 of this note was assigned to an unrelated third party September 4, 2012	2,500	8,700

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012	-	8,500

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	-

On January 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012.	-	-

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	-

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	-

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	200,000	-

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	174,000	-

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	-

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	-

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted. An additional $17,500 of this note was converted on various dates between July 1 and September 30, 2012	5,500	-

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted. The remaining $33,448 of this note was converted on various dates between July 1 and September 30, 2012	-	-

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock.	27,500	-

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	-

On August 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest. The holder has the right to convert the note to common stock.	46,600

On September 4, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700, at 12% interest. The holder has the right to convert the note to common stock. $16,300 of this note was converted on various dates between July 1 and September 30, 2012	26,400	-

On September 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,518.80 at 12% interest. The holder has the right to convert the note to common stock.	33,519

Total notes payable	$1,350,482	$890,461

Less Current Portion	$(310,168)	$-

Less Debt Discount	$(45,673)	$-

Less convertble notes, net	$(13,726)	$-

Total Long Term Notes Payable	$980,915	$890,461

(12)

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

Principal maturities of notes payable as of September 30, 2012 for the next five years and thereafter is as follows:

2012	$ -0-
2013	$ 666,564
2014	$ 683,928
2015	$ -0-
2016	$ -0-
Total	$ 1,350,482

Embedded Derivatives

Notes that are convertible at a discount to market are considered embedded derivatives. For more information on the Notes affected, refer to Management’s Discussion and analysis and the above list.

Under Financial Accounting Standard Board (“FASB”), U.S. GAAP, Accounting Standards Codification, “Derivatives and Hedging”, ASC Topic 815 (“ASC 815”) requires that all derivative financial instruments be recorded on the balance sheet at fair value. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The Company issued convertible Notes and has evaluated the terms and conditions of the conversion features contained in the Notes to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the Notes represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the Notes is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments of the convertible Notes and warrants was measured at the inception date of the Notes and warrants and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.17% to 0.19%, grant dates of Notes, the term of the Notes, conversion prices of 50% of current stock prices on the measurement date ranging from $0.0007 to $0.0003, and the computed measure of the Company’s stock volatility, ranging from 326.36% to 362.20%.

Included in the September 30, 2012, is a derivative liability in the amount of $107,433 to account for this transaction. This liability arose in the third quarter of 2012 and the balance was $51,140 as of December 31, 2011. It will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three and nine months ended September 30, 2012 are $136,243 and $268,353 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

NOTE 12 – SUBSEQUENT EVENTS

From October 3, 2012 through November 13, 2012 the Company received several notices of partial conversion from an unrelated third party This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. During this period, a total of $16,200 was converted and 39,668,930 restricted common shares were issued, which leaves a remaining principal balance of $10,200. These conversions of debt reduced our notes payables $16,200.

On October 4, 2012 the Company received several notices of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $5,500 was converted and 14,107,500 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $5,500.

On October 26, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a partial reassignment of for a note originally issued to a non-related third party on August 4, 2011, in the amount of $140,663. A total of $90,497 was converted and 18,099,448 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $90,497.

Unless otherwise noted, references in this Form 10-Q to “RCI”, “we”, “us”, “our”, and the “Company” means Revolutionary Concepts, Inc., a Nevada corporation.

(14)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Included in this Report are "forward-looking" statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") as well as historical information The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. From time to time, we may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: changes in the economy or in specific customer industry sectors; changes in customer procurement policies and practices; changes in product manufacturer sales policies and practices; the availability of product and labor; changes in operating expenses; the effect of price increases or decreases; the variability and timing of business opportunities including acquisitions, alliances, customer agreements and supplier authorizations; our ability to realize the anticipated benefits of acquisitions and other business strategies; the incurrence of debt and contingent liabilities in connection with acquisitions; changes in accounting policies and practices; the effect of organizational changes within the Company; the emergence of new competitors, including firms with greater financial resources than ours; adverse state and federal regulation and legislation; and the occurrence of extraordinary events, including natural events and acts of God, fires, floods and accidents.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April 13, 2012, in connection with the audit of our consolidated financial statements as of December 31, 2011, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2012 have been prepared under the assumption that we will continue as a going concern. Specifically, Note 11 of our unaudited financial statement for the quarter ended September 30, 2012 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We currently hold seven (7) patents related to the use of wireless technology in key market segments. The seven patents position Revolutionary Concepts as a key player in the wireless space and introduce a new smart technology in an area that is virtually untapped. Five of the patents were issued in the second quarter of 2012.

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

We have funded development through three private offerings in 2005, 2007 and 2009. We have also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and new patent applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted common stock from authorized shares.

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

(15)

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

(17)

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

Sales Strategy

Our management plans to utilize multiple sales and distribution channels.

·	Direct Sales

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

·	Internet Sales

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

We have patent pending applications related to; (a) video system for individually selecting and viewing events at a venue; (b) medical monitoring; and (c) real estate audio-video monitoring.

Legal

For several years, we have been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for our core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for us at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  Our trial counsel has assured us that the judge's ruling is contrary to law and that good grounds exist for appeal.  An appeal was filed in November 2012, and the Company is awaiting a decision from the court on the appeal.

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

(18)

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

Operating Expenses We have not begun to generate revenues to date. Our total operating expenses decreased to $176,580 from $1,030,618 for the three months ended September 30, 2012 and 2011, respectively as compared to $557,383 and $1,512,683 for the nine months ended September 30, 2012 and 2011, respectively. This decrease is primarily attributable to decreased professional fees, compensation, research and development, and payroll tax expense, offset somewhat by increases in marketing expenses.

Net Loss. Our net loss decreased to $307,019 from $1,028,108 for the three months ended September 30, 2012 and 2011, respectively as compared to $823,323 and $1,514,880 for the nine months ended September 30, 2012 and 2011, respectively. This decrease is primarily attributable to decreased professional fees, compensation, research and development and payroll tax expense, offset somewhat by increases in marketing expenses and expenses related to our derivative liabilities.

Assets. Assets increased by $1,391 to $130,3012 as of September 30, 2011, from $128,921 as of December 31, 2011. This decrease was primarily due to depreciation and amortization.

Liabilities. Total liabilities increased by $379,440 to $2,113,737 as of September 30 2012, from $1,734,297 as of December 31, 2011. This increase is primarily attributable to the increase in current portion of long-term debt, derivative liability and related party notes payable offset by decreases in accounts payable and long-term notes payable.

Stockholders' Deficit. Stockholders' deficit increased by $823,323 to $5,404,706 as of September 30, 2012 from $4,581,383 as of December 31, 2011. The increase was due primarily to continuing losses from operations.

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

As another means of furthering the development of our technology, management is actively seeking an acquisition of a company or companies that are generating revenues and net profits, which, in turn, will enable us to complete the development of the technology and therefore begin to execute a commercialization strategy (sales and marketing of the technology). No assurances can be provided that a suitable acquisition candidate will located  or that any acquisition candidate will match all the criteria we have established.

Overall, we had a net increase in cash of $1,355 for the nine month period ended September 30, 2012 compared to a decrease in cash of $184 over the same prior year period.

Cash Flows from Operating Activities. Net cash used in operating activities was $693,082 for the nine month period ended September 30, 2012 compared to $365,700 for nine month period ended September 30, 2011. This increase is primarily attributable continuing net operating losses offset by a decrease in shares issued for services, accounts payable and accrued expenses and increases in amortization of debt and loss on derivative liability.

Cash Flows from Investing Activities. There was $900 used by investment activities for the purchase of equipment for the nine month period ended September 30, 2011 compared to $5,243 cash used by investing activities for the ended period ended September 30, 2012.

Cash Flows from Financing Activities. Net cash provided by financing activities was $699,680 for the nine month period ended September 30, 2012 compared to cash provided by financing activities of $366,416 for the period ended September 30, 2011 and is attributable to the decrease in notes payable of $101,342 and increase in the issuance of common stock shares for the retirement of debt in the amount of $380,492 and the retirement of debt in the amount of $49,065.

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

(19)

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

On March 22, 2012, we completed a partial conversion of one of our Notes payable dated April 30, 2011, with a principal amount of $76,194. A total of $26,000 worth of the Note was converted, and 11,817,900 common shares were issued for that part of the conversion, which leaves a remaining balance of $50,194 of the principal of the Note. No accrued interest was paid on the Note upon conversion. This conversion of debt reduced our Long Term Notes payables by $26,000.

On March 22, 2012, we issued 159,000 restricted common shares for professional services provided to us and expensed in 2011. The issuance will reduce our accounts payable by $4,990.

On March 30, 2012, we completed a conversion of one of our Notes payable to one of our Officers and Directors Mr. Solomon Ali, dated October 1, 2011, with a principal amount of $46,154. The Note was converted, and 9,230,768 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced our Long Term Notes payables by $46,154.

On March 30, 2012, we completed a conversion of one of our Notes payable to one of our Officers and Directors, Mr. Ronald Carter, dated October 1, 2011, with a principal amount of $92,308. The Note was converted, and 18,461,544 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced our Long Term Notes payables by $92,308.

On March 30, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On April 1, 2012 we entered into a two (2) year convertible Promissory Note with our President and CEO, Ronald Carter for $200,000 at 10% interest for the balance of the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005.

On April 1, 2012 we entered into a two (2) year convertible Promissory Note with our Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005.

On April 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On May 31, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On June 7, 2012 we entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. This was a partial reassignment and modification of a note dated August 30, 2011. On June 19, 2012, the Company received a notice of partial conversion. A total of $4,000 was converted and 1,111,111 restricted common shares were issued, which leaves a remaining principal balance of $23,000. This conversion of debt reduced our notes payables by $4,000.

On June 12, 2012 we entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. On June 18, 2012, the Company received a notice of partial conversion. A total of $10,000 was converted and 3,030,303 restricted common shares were issued, which leaves a remaining principal balance of $33,448. This conversion of debt reduced our notes payables by $10,000.

On June 19, 2012 we entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On June 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

From July 27, 2012 through September 25, 2012 we received several notices of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $17,500 was converted and 27,127,038 restricted common shares were issued, which leaves a remaining principal balance of $5,500. This conversion of debt reduced our notes payables $17,500.

On August 1, 2012, we received a notice of partial conversion from an unrelated third party as part of a partial reassignment of a note originally issued to a non-related third party on April 30, 2012, in the amount of $76,194. A total of $37,645 was converted and 17,128,475 restricted common shares were issued, which leaves a remaining principal balance of $12,549. This conversion of debt reduced our notes payables $37,645.

From August 22, 2012 through September 18, 2012 we received several notices of partial conversion from an unrelated third party This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. A total of $33,448 was converted and 38,618,636 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $33,448.

On August 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On September 4, 2012 we entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700 at 10% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. September 19, 20129 through September 28, 2012 the Company received several notices of partial conversion from an unrelated third party This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $16,300 was converted and 23,857,143 restricted common shares were issued, which leaves a remaining principal balance of $26,400. This conversion of debt reduced our notes payables $16,300.

On September 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,519 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

(20)

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

Recent Accounting Pronouncements

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

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

(21)

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(22)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  RCI's trial counsel has assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  An appeal was filed in November 2012, and the Company is awaiting a decision from the court on the appeal.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Part II, Item 6, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (SEC File Number 000-53674) on the website at www.sec.gov including but not limited, to the following:

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

(23)

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

On March 30, 201,2 we completed a conversion of one of its Notes payable to one of our Officers and Directors, Mr. Ronald Carter, dated October 1, 2011, with a principal amount of $92,308. The Note was converted, and 18,461,544 common shares were issued for the conversion, No accrued interest was paid on the Note upon conversion. This conversion of debt reduced the Company’s Long Term Notes payables by $92,308.

On March 30, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On April 1, 201,2 the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Ronald Carter for $200,000 at 10% interest for the balance of the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005.

On April 1, 2012, the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005.

On April 30, 2012, the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On May 31, 2012, the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On June 7, 2012, the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. This was a partial reassignment and modification of a note dated August 30, 2011. On June 19, 2012, the Company received a notice of partial conversion. A total of $4,000 was converted and 1,111,111 restricted common shares were issued, which leaves a remaining principal balance of $23,000. This conversion of debt reduced our notes payables by $4,000.

On June 12, 2012, the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. On June 18, 2012, the Company received a notice of partial conversion. A total of $10,000 was converted and 3,030,303 restricted common shares were issued, which leaves a remaining principal balance of $33,448. This conversion of debt reduced our notes payables by $10,000.

On June 19, 2012, the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On June 30, 2012, the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

From July 27, 2012 through September 25, 2012, the Company received several notices of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $17,500 was converted and 27,127,038 restricted common shares were issued, which leaves a remaining principal balance of $5,500. This conversion of debt reduced our notes payables $17,500.

On August 1, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a partial reassignment of a note originally issued to a non-related third party April 30, 2012, in the amount of $76,194. A total of $37,645 was converted and 17,128,475 restricted common shares were issued, which leaves a remaining principal balance of $12,549. This conversion of debt reduced our notes payables $37,645.

From August 22, 2012 through September 18, 201, the Company received several notices of partial conversion from an unrelated third party This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. A total of $33,448 was converted and 38,618,636 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $33,448.

On August 30, 2012, the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On September 4, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700 at 10% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. September 19, 20129 through September 28, 2012 the Company received several notices of partial conversion from an unrelated third party This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $16,300 was converted and 23,857,143 restricted common shares were issued, which leaves a remaining principal balance of $26,400. This conversion of debt reduced our notes payables $16,300.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: (a) the debt-holder confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the conversion of the debt and issuance of the shares; (c) the debt-holder acknowledged that the shares being issued were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

(24)

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2012.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

Exhibit No. Description

----------- -----------

1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Form of Stock Certificate
4.2*	Form of Class A Warrant Certificate
4.3*	Form of Class B Warrant Certificate
4.4*	Warrant Agreement
10.1*	Agreement with Absolutely New
10.2*	Agreement with Dr. Jones
10.3*	Agreement with Tillman Wright
10.4*	Agreement with JDSL
10.7*	Consulting Agreement with Sedgefield Capital
10.8*	Additional Services Agreement with Sedgefield Capital
10.9*	Revised Employment Agreement with Solomon Ali
14.1*	Code of Ethics

31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

----------

 * Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 and our Form 10-K for the period ended December 31, 2011 and Form 10-Q for the period ended March 31, 2012, (SEC File Number 000-53674) on the website at www.sec.gov

(25)

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

Registrant: Revolutionary Concepts, Inc.

November 19, 2012

By: /s/ Ronald Carter

Ronald Carter, Director, Chief Executive Officer

(Principal Executive Officer)

November 19, 2012

By: /s/ Garry Stevenson

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)