Form 10-K
period 2012-12-31
Revolutionary Concepts Inc
filed 2013-04-15
CIK 1320767

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

––––––––––––––––

FORM 10-K

(Mark One)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

(Title of Class)
None

Securities Registered Pursuant to Section 12(b) of the Act:

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $321,398. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

       State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At April 15, 2013, there were 335,079,460 shares of Common Stock, $0.001 par value per share issued and outstanding

Documents Incorporated By Reference

None

(1)

PART I		PAGE
ITEM 1:	BUSINESS	4
ITEM 1A	RISK FACTORS	8
ITEM 1B ITEM 2:	UNRESOLVED STAFF COMMENTS PROPERTIES	14 14
ITEM 3:	LEGAL PROCEEDINGS	14
ITEM 4:	MINE SAFETY DISCLOSURES	14

PART II
ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15
ITEM 6:	SELECTED FINANCIAL DATA	16
ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	30
ITEM 9A:	CONTROLS AND PROCEDURES	30
ITEM 9B:	OTHER INFORMATION	30

PART III
ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	31
ITEM 11:	EXECUTIVE COMPENSATION	33
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	33
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	43
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES	44

PART IV		59
ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	45

SIGNATURES		59

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

(3)

PART I

Item 1.    Business

The Company is a development stage company positioned to begin launch and license of its patented technologies. The Company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. The Company is engaged in the development of patented entry management systems and hopes to continue to develop smart camera technologies that interface with smart devices enabling remote monitoring.

The Company’s efforts to date have been devoted to securing the intellectual framework around several key technologies and applications related to remote video monitoring, video analytics and software enabled camera. Advances in wireless technologies combined with increased data speed rates permits a very sophisticated and new means of monitoring, security and entry management.

The Company is planning to brand its smart technology “EyeTalk®”. EyeTalk® will include smart camera technology that allows interactive two-way communication between a smart phone and other handheld device. Unlike many IP cameras that simply produce and transmit an image, the EyeTalk® smart camera technology will have embedded capabilities that distinguish it as a significant technological advancement over traditional camera systems.

In July of 2011, Revolutionary Concepts engaged SIS Development Inc. to direct the development of this state of the art system. SIS Development, Inc. offers highly specialized, wing-to-wing commercial OEM product development services. SIS Development has an extensive track record of high volume product and software successes in Fortune 100 and startup environments alike. The Company currently holds seven (7) patents. Six of the Company patents provide very broad and substantial claims related to wireless camera use and interface with peripheral devices. An additional patent provide claims to the use of wireless technologies in a child’s car seat enabling two way remote communication, gaming applications and various sensor alerts. . The Company plans to implement a variety of commercialization strategies ranging from development to licensing to generate revenue and to capitalize on the opportunities made possible by the wave of new wireless products in the market place.

The Company has also completed the acquisition of Greenwood Finance Group, LLC. The Company and Rainco Industries, Inc. entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which the Company purchased from Rainco Industries, Inc. all the member interests in Greenwood Finance Group, LLC. (“Greenwood”). With representatives in Atlanta and Charlotte, Greenwood is a private equity firm consisting of a team of individuals who understand the work that goes into developing businesses in their beginning stages. In addition to providing funding through their Green Path Fund, Greenwood provides consultation services to help business leaders’ map out plans and goals for continued success. Greenwood provides broad-spectrum investment and capital services to small-cap and micro-cap companies; strategically positioning them for long-term growth and profitability. Greenwood delivers, through their global network of investment partners and private equity groups, the capabilities to quickly tailor funding solutions that meet the unique needs of each client which can be tailored to a client’s capital funding needs so it can focus on growing the client’s company.

The Company has funded operations through three private offerings in 2005, 2007 and 2009. The Company also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and new patent applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted common stock from authorized shares.

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

In July 2010, the Company partnered with US Financial and Rainco Industries to consult in Investor Relations, provide introduction to institutional investors, assist with Mergers and Acquisitions, and to help develop a strategy to fund its growth. As a result of this partnership, the Company has resolved additional debt obligations, In November 2011, the Company terminated its association with US Financial only and retained the relationship with Rainco Industries.

(4)

Our Company’s Capital Structure

In its efforts to grow and expand the Company, management must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and retain the capital structure of the Company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock) or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy and the credit markets.

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

Based on the reasons above, and since the Company required immediate capital to rapidly expand, grow, restructure its operations, continue development, finance potential acquisitions, and execute its marketing plans; raising capital through debt financing, we believed, was our best alternative. This strategy resulted in our expanding on our technology patents; thereby, increasing our potential assets, market capitalization value and our shareholders owning a portion of a much larger and more valuable company. As the Company continues to advance and develop through the different stages of its business life cycle, management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing and capital structure at that time.

(5)

Introduction to the EyeTalk® Communicator

The Company has invested in the IP for several commanding wireless concepts enabling remote monitoring and efficient and effective security and entry management . The brand being established for the company’s IP is “EyeTalk® “.EyeTalk® will provide users the ability to remotely and interactively monitor, manage and communicate through a smart camera designed to interface with IPhone, Androids and other smart devices.

EyeTalk® will represent a new generation of camera technology with capabilities never considered before . Embedded processors and software will give EyeTalk® a very versatile platform to operate upon unlike any camera designed to date. Smart camera technology is cutting edge and unprecedented. It possibilities are limited by imagination alone. The software platform may help assure legacy capabilities via upgrades and advancements.

EyeTalk® is being designed as primarily a smart camera technology supported by a software platform with a hardware component of an external unit deployed at a chosen location. The system’s embedded processor will facilitate communication between the camera and the person triggering its activation and/or the designated users of the system. The smart capabilities of the system will allow for a live exchange between the end users and the person that triggered the camera or the camera will independently manage an activation on its own. Interface with the EyeTalk® system is being designed to be achieved via an IPhone, Android, Personal Data Assistant (PDA), Handheld Computer (HC), Smart phone, or other compatible device.

Current solutions for home security provide very marginal results and in many cases are ineffective and present a tremendous burden to municipalities because of the extremely high rate of false alarms. The EyeTalk® system will utilize smart technology to synergistically improve communication, security, convenience, messaging, and manage deliveries and guest. As a by-product, the system will also support the need for verification of emergency situations that now cripple many municipalities across the nation burdened with the incidence of false alarms. The EyeTalk® system will provide a means of owner verification prior to the triggering of an alarm.

Advances in wireless technology make it possible now to not only view events in and around a location, but also to record and/or initiate other actions that will serve as a better solution to entry management and security. Revolutionary Concepts has invested heavily in this area over the years and the returns on the company’s investment are coming to bear. All related patents have now issued providing tremendous strength and latitude to the area of wireless monitoring.

Another major application for the EyeTalk® technology will address the growing need to monitor the elderly and aging population. Features of the EyeTalk® smart camera technology not found in basic IP cameras will allow advanced monitoring capabilities and address a significant demand on the horizon as baby boomers become seniors. Also, as a medical application, the EyeTalk® technology could provide remote monitoring of patients and family members. The system is planned to incorporate fall prevention technology and offer a remote fall detection technology.

Additionally, the ability to monitor loved ones who may be many miles away will be another feature of the EyeTalk® system.

Additional patents are pending that offer very relevant and effective solutions for entry management in schools, universities, institutions, government buildings and other facilities requiring entry screening.

EyeTalk® is a brand that will establish itself as an industry leader as Revolutionary Concepts integrates its unique portfolio of technical solutions into the market place. The seeds that were planted over the years are coming to harvest and the alignment with wireless advances is almost perfect.

(6)

Preemption, Prevention and Protection –

Why EyeTalk®? EyeTalk® is a disruptive technology that will, we contend, create a shift in the way security and entry management is conducted. EyeTalk® could have the ability to cause an impact in a mega industry. EyeTalk®, we believe, will offer capabilities like never before, and it will be efficient, effective and appropriate. Unlike systems in the market place that are responsive and reactive such as alarms that sound when there is a break-in or systems that monitor your home from the inside, EyeTalk® is being designed for the outside to be preemptive, preventative and protective, by providing detailed information to the owner the moment someone is on a property. A better solution is one that begins before a break in or an invasion. The ability to address a situation before it takes place is a much better solution. The ability to engage a person, to alert a person that their presence is acknowledged, and to verify a potential emergency before an event occurs is within EyeTalk®s capabilities. The EyeTalk® systems are being designed to be triggered and activated by an array of inputs such as motion, biometric sensors, metal detection underground fiber optic sensors, etc. When the system is activated by a trigger, it will be programmed to provide standard greetings, directives, commands, etc. The EyeTalk® could then notify designated personnel of the triggering event, sending images of the current situation and permitting audible responses and real time monitoring

The smart camera features planned could enable the system to talk independently and future generations of the technology could be equipped with voice recognition, a feature some would call artificial intelligence; we would like to refer to it as real intelligence.

Another key feature of the technology is that it will serve as a crime deterrent via the video evidence EyeTalk® would produce. The value of video in legal proceedings will help support prosecutions and crime reduction.

EyeTalk® is conceived as a very versatile technology and its offerings will be very broad and comprehensive as an entry management device. From monitoring children arriving home safely from school, to verifying and receiving deliveries, to responding to service appointments, etc. the EyeTalk® technology represents a leap forward in the way we manage a variety of day to day activities.

The Company management expects to compete by emphasizing the unique aspects of the EyeTalk® technology in marketing directly to distributors and end users. The Company also intends to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security and plans to fully explore all licensing opportunities that may arise.

As with many development stage companies, the Company is currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. The Company currently has a negative net worth, extremely limited cash and had net losses $(1,767,337) at December 31, 2011 and $(8,370,223) at December 31, 2012. We had accumulated deficits to our stockholder’s equity of $(4,581,383) and $(12,951,606) for the years ended 2011 and 2012 respectively. Further, it may incur significant losses through 2012 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of December 31, 2012, the Company had 335,949,025 shares of its common stock issued and outstanding.

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

To date, our efforts have been largely devoted to developing the Company’s corporate structure, supporting investor relations and seeking patent protection around verticals of the core system. The Company is currently focused on the development stage now that the supporting technologies for the EyeTalk® system have emerged. The company is actively involved in infringement review and identifying possible licensing opportunities. Product development remains a key goal of the company as well; however, it may or may not be as practical as once considered. We are exploring whether or not product development may be accomplished via licensing.

(7)

.

Item 1A.    RISK FACTORS

THE COMPANY CANNOT ASSURE THAT IT WILL EVER GENERATE SIGNIFICANT REVENUES, DEVELOP OPERATIONS, OR MAKE A PROFIT. ITS INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT THE ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s independent auditors have noted that there is substantial doubt that it can continue as a going concern. As reflected in our financial statements the Company has had cumulative operating losses. The Company currently has a negative net worth, extremely limited cash and had net losses $(1,767,337) at December 31, 2011 and $(8,370,223) at December 31, 2012. We had accumulated deficits to our stockholder’s equity of $(4,581,383) and $(12,951,606) for the years ended 2011 and 2012 respectively. Management expects the losses to continue, thereby requiring addition capital, some of which may be generated from this offering. There can be no assurance that our plans will be successful. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OUR OFFICERS HAVE RECEIVED LOANS THAT MAY HAVE TO BE EXPENSED AND WHICH MAY CREATE CERTAIN TAX OBLIGATIONS.

From our date of incorporation, February 2005, through the date of this filing, the officers of the Company have not taken salaries but have taken advances from the Company, some of which have been repaid. The Company has booked these loans to shareholders as unpaid capital contributions on the balance sheet. As of December 31, 2011, the Company had loans to shareholders of approximately $80,345 to its officers and directors. As of December 31, 2012, the outstanding loans to the officers and directors were $83,562, including accumulated interest. The loans carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. If for any reason some of these loans default they will be written off as compensation expense in the income statement and the Company has already accrued estimated payroll taxes due at $7,175 as of December 31, 2012 for the principal amount of the unpaid capital contributions.

The company is a development stage company with no operating history for you to evaluate and it has not proven an ability to generate profits.

The Company is a developmental stage company. Although it has developed a working prototype and has identified potential markets, product development can not be guaranteed... The Company has no meaningful revenues so it will be difficult for you to evaluate an investment in the Company’s securities. From inception to date, the Company has had no revenues. The Company may never be able to become profitable.

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

Since inception the Company has had no revenues. The Company has not achieved profitability and expects to continue to incur net losses throughout fiscal 2013 and possibly subsequent fiscal periods. The Company expects to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if it does achieve profitability, it may be unable to sustain or increase profitability on an ongoing basis.

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

(8)

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

While the Company has had discussions with third party suppliers regarding the manufacture of its product, it currently has no arrangements. The Company expects to depend on third party manufacturers over which it will have no control. The Company is dependent upon the pricing by these companies and the availability and pricing of raw materials to produce its products. The availability of suppliers and the price and availability of the raw materials will be affected by numerous factors beyond its control. The Company does not have the resources, facilities or experience to manufacture the EyeTalk® product or any of its component parts. Such contract manufacturers may be the sole source of production and may have limited experience at manufacturing, a product similar to the Company’s product.

The company MAY have insufficient liquidity to CONTINUE.

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

The Company has estimated the costs of the initial product development to be approximately $2,500,000 for the entry management solution for residential and commercial use.. If no other sources of capital can be negotiated, the Company will have to initiate discussions regarding loans through commercial banks or from other funding sources. It expects to continue these discussions in the hopes of arranging financing to provide sufficient liquidity. There is no assurance that any of these discussions will prove successful. Product development may also be accomplished via licensing.

(9)

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

CURRENT ADVERSE ECONOMIC CONDITIONS HAVE HAD A NEGATIVE IMPACT ON OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. OUR INABILITY TO OBTAIN ADDITIONAL FINANCING WOULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR OPERATIONS.

In early 2008, as the United States economy began to weaken and there were increased doubts about the ability of borrowers to pay debts. Housing values began to fall and marginal loans were first to default, triggering the sub-prime lending crisis. Financial institutions responded by tightening their lending policies with respect to counterparties determined to have sub-prime mortgage risk. This tightening of institutional lending policies led to the failure of major financial institutions late in the third quarter of 2008. Continued failures, losses, and write-downs at major financial institutions through 2012 intensified concerns about credit and liquidity risks and have resulted in a sharp reduction in overall market liquidity. The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. As discussed above, our inability to obtain additional financing would have a significant adverse effect on our operations, results and financial condition.

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

(10)

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

(11)

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

(12)

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

In addition to the foregoing, the U.S. Congress and/or various state and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies. To the extent the market does not respond favorably to these initiatives or they do not function as intended, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

(13)

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

Item 3.    LEGAL PROCEEDINGS

For several years, we have been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for our core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for us at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  Our trial counsel has assured us that the judge's ruling is contrary to law and that good grounds exist for appeal.  An appeal was filed in November 2012, and the Company is awaiting a decision from the court on the appeals.

On February 12, 2013, the North Carolina Court of Appeals held oral argument before a three-judge panel.

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

On November 5, 2012, the company received notice Russell A. Patterson PA regarding Sea Pines Resort LLC seeking a hearing for judgement in the amount of $5,235.96

On February 5, 2013, the Company received notification regarding an order signed by a Superior Court Judge and filed with the Clerk of Court in a civil action against Claude McDougal ( a former officer and Director of the Company) by Omisun Azali (12-CVS-6243). The order places Revolutionary Concepts on notice that;

  Any and all property of the judgment debtor Claude D. McDougall currently in the possession of any person, including but not limited to Revolutionary Concepts, Inc. be sold and the proceeds delivered to the judgment creditor and applied towards satisfaction of the judgment, and
  Any and all monies owed to this judgment debtor by any person, including but not limited to Revolutionary Concepts Inc., be assigned to the judgment creditor and then said monies delivered to the judgment creditor and, at the time of delivery, be applied toward the satisfaction of the judgment, and;
  The membership interest of the judgment debtor in Revolutionary Concepts. Inc., be charged with payment of the judgment and that Revolutionary Concepts, Inc., assign and deliver to the judgment creditor any distributions of money owed or allocations or earned salary that this judgment debtor is entitled to, not inconsistent with law and, at the time monies are delivered to the judgment creditor, the monies be applied towards the satisfaction of the judgment.

The Company intends to comply with the notice should any amounts owed to Mr. McDougal be released.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable

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

	High	Low
Fiscal Year 2010
Third Quarter (September 13– September 30 2010)	$0.27	$0.15
Fourth Quarter (October – December 2010)	$0.82	$0.24

Fiscal Year 2011
First Quarter (January-March 2011)	$0.60	$0.05
Second Quarter (April-June 2011)	$ 0. 09	$0.01
Third Quarter (July– September 2011)	$0.08	$0.04
Fourth Quarter (October – December 2011)	$0.07	$0.01

Fiscal Year 2012
First Quarter (January – March 2012)	$0.04	$0.01
Second Quarter (April-June 2012)	$0.005	$0.03
Third Quarter (July– September 2012)	$0.0011	$0.0065
Fourth Quarter (October – December 2012)	$0.0006	$0.031

Fiscal Year 2013
First Quarter (January – March 2013)	$0.0019	$0.01

On April 10, 2012, the closing bid price of our common stock was $0.035

Holders

As of December 31, 2012, there were 335,949,025 shares of our common stock issued and outstanding and held by 251 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2012. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Recent sales of unregistered securities

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

On September 4, 2012 we entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700 at 10% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. From September 19, 2012 through September 28, 2012 the Company received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000.

On September 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,519 at 12% interest.  The holder has the right to convert the note to common stock at $0.005 per share.

On October 12, 2012 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,390 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On December 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

During the year ended December 31, 2012, we issued shares of our common stock and issued debt securities in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the debt holder or shareholder confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the and issuance of the debt or shares; (c) the debt holder and shareholders acknowledged that the shares being issued were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act (specifically the holding period under Rule 144, when appropriate); and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Issuer Purchases of Equity Securities

None.

Transfer Agent

Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301 Clearwater, Florida 33760 acts as transfer agent for our common stock.

(15)

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

       The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2011 or 2012.

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

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. For the period from inception (March 12, 2004) to December 31, 2012, no stock options were committed to be issued to employees.

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2012 due to the relatively short-term nature of these instruments.

Supplies

Supplies are experimental materials used for research and development purpose. Actual cost is used to value these materials and supplies.

(17)

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $80,345 and $83,562 in 2011 and 2012, respectively.

Management expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and adding accumulated interest, balances were due as of year ended 2011 and 2012 as follows:

	12/31/11	12/31/12
Garry Stevenson	34,428	35,814
Bethiel Tesfasillasie	45,917	47,748
	$80,435	$83,562

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of December 31, 2012 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview – Business Conditions

We are a development stage company positioned to begin launch and license of its patented technologies in 2013. The Company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. The Company is engaged in the development of patented entry management systems and hopes to continue to develop smart camera technologies that interface with smart devices enabling remote monitoring.

Our efforts to date have successfully accomplished the securing of seven (7) very relevant patent technologies in the wireless space. Six of the company’s patents are related to the EyeTalk® smart camera technology and one (1) patent related to a new child’s car seat, equipped with video monitoring, 2- way communication, gaming and a host of other cutting edge features.

Unlike many IP cameras that simply produce and transmit an image, we envision the EyeTalk® smart camera technology will have embedded capabilities that distinguish it as a significant technological advancement over traditional camera systems. Features such as voice recognition, audible response capability, messaging, alert technology, collectively will make the EyeTalk technology one of a kind.

In July of 2011, we engaged SIS Development Inc. to direct the development of this state of the art system. SIS Development, Inc. offers highly specialized, wing-to-wing commercial OEM product development services. SIS Development has an extensive track record of high volume product and software successes in Fortune 100 and startup environments alike.

We initially funded development through three private offerings in 2005, 2007 and 2009. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and new patent applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted common stock from authorized shares.

In July and August 2009, we issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, our board of directors agreed to guarantee a personal loan to the President of the Company, Mr. Ron Carter of $75,000 with interest of 10%, by a shareholder.  The note became due in November 2010. On October 5, 2010, we received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan. The amount of the claim is $100,996, plus interest at 18% and legal costs. On the 10 th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and our company. On the 4th day of August 2011, we reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from our for its services. The total value of the convertible note is $144,066.76 with no interest, of which we have received a promissory note from Mr. Carter for $112,663.02 for the part of the judgment, interest and fees that was from the personal promissory note that the Company guaranteed

In July 2010, we partnered with US Financial and Rainco Industries to consult in Investor Relations, introduction to institutional investors, assist with mergers and acquisitions, and to help develop a strategy to fund its growth. As a result of this partnership, we resolved additional debt obligations, are now trading on both the US and Frankfurt stock exchanges and are also now listed with Standards and Poors. In November 2011, we terminated our association with US Financial but retained the relationship with Rainco Industries.

(19)

Introduction to EyeTalk®

Revolutionary Concepts is the patent holder of a wireless smart camera technology, branded EyeTalk®. EyeTalk® represents a very disruptive technology that integrates into an industry of new smart devices…. an industry on pace to establish a new era in everyday life across several industries.

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

Revolutionary Concepts EyeTalk® technology represents a camera system with embedded intelligence. Moving beyond the typical take a picture, take a video and transmit it technology, the EyeTalk® technology will activate and engage. The capabilities of the EyeTalk® system go beyond the ability to offer two-way communication by incorporating an embedded processor that will ultimately be able to communicate and interpret while providing video surveillance and remote monitoring capabilities.

Wireless cameras, wireless communication devices such as smart phones and hand held devices represent the ultimate marriage of wireless technologies. Until we discover how to actually teleport people, wireless cameras and mobile monitors will virtually allow people to literally be in two places at once.

Our management believes our patents represent a very significant asset and advancement in camera technology.

The EyeTalk® technology is being designed as primarily a software platform with a hardware component of an external smart camera deployed at a chosen location. The system will offer two-way communication and will stream video to designated PC or handheld devices such as PDA’s, smart phones or other smart devices. The software interface may allow the system to perform voice recognition and response, offer preprogrammed messages, greetings, commands, etc. The software will maintain information captured by the EyeTalk® system. Access to the information may be achieved via a Personal Data Assistant (PDA), Handheld Computer (HC), Smart phone, or other compatible device. The EyeTalk® software platform will be able to communicate with many of the smartphone and other devices that are currently available in the market place.

As a residential application, the EyeTalk® system may providesa very effective and efficient means of entry management allowing seamless communication to and from a location to the owner to interact remotely with anyone who approaches, with the benefit of audio, video and data communication. The system utilizes new technology to synergistically improve communication, security, convenience, messaging, entry management and access control.

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

The point of greatest significance is not the fact that our plans are to participate in this space, but the fact that our company owns IP rights to the much anticipated wireless activity in the space. We have a careful eye on the transition many traditional security companies are attempting to make to a more practical video solution. Fortunately for us, our company owns the rights to the use of wireless cameras and their interface with wireless handheld devices.

The EyeTalk® system will also record and archive data, video and audio records. The system will provide a centralized control system using a user-friendly application with a means for storing digital images and provides enhanced security features.

Our management also recognizes that we have entered an era where smartphone applications are just a matter of every day activity. An “APP” that offers individuals the ability to manage and monitor locations of interest is both very marketable and essential.

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

To insure the highest quality and product reliability, we entered into a development agreement with SIS Development to produce the initial EyeTalk® system. Our management are committed to producing a very high quality, reliable and sophisticated system; however, the first generation of the EyeTalk® technology will not have all of the feature sets intended for future models, and will simply serve as our company’s initial launch and introduction.

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

Product development has been a goal of the company, however not to the extent that the company feels any sense of urgency. Our goal is to achieve revenue, maximizing our opportunities through adequate diligence and exploration. Over the past year, the company is aware of patent rejections by the USPTO citing the Company patents as a basis. This discovery places greater focus and emphasis on licensing opportunities over the next 12 months. Product development is only essential to the Company from a standpoint of offering a technology that encompasses the total feature sets identified in our patents. Our management’s diligence and patience has proven to be the best approach in maximizing the value of our company’s total patent portfolio.

(20)

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

The tipping point for when IP video takes over analog video in sales was delayed, in our managements opinion, for one year as a consequence of the downturn in the economy in 2009; now we forecast 2013 or 2014 when that transition happens.

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

EyeTalk® as stated previously is being designed to represent a technology with embedded intelligence. This one key feature that we term smart camera technology, combined with smart phone technology is a very powerful and compelling combination of technologies. A key reason we define EyeTalk® as a “disruptive technology”.

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

Below is an illustration of the security market segments. (2011)

(21)

Future Plans and Potential Markets

Our management believes the seven (7) awarded patents identify capabilities that make up a significant portion of a tremendous industry. Research and current trends suggest that the security industry will continue to experience increased spending and growth on detection devices such as EyeTalk®. Our Intellectual Property makes it more than just a provider but the outright owner of a very relevant and significant IP… a tremendous asset. Our management contends that the future of our company is bright and the options of development and/or licensing provide incredible latitude.

We have systematically filed patents over the past decade in the areas of medical, institutional, child monitoring, home healthcare and real estate markers. As these assets are now manifesting themselves one by one, the company’s plans are unfolding perfectly. Each of the aforementioned markets is monumental and perfectly suited for the IP in our portfolio.

Our management also believes that EyeTalk® will have advantages over existing and competing technologies by virtue of its design of embedded intelligence and processing capabilities. Many of these capabilities may not relate to the security field at all, but may nonetheless be commercially useful. The additional commercial benefits of the EyeTalk® include:

  Virtual reception capabilities for offices and businesses
  Advanced operations management and remote supervision
  Remote on-line education and real-time teacher/student interface (homeschooling)
  Home healthcare monitoring and independent living capabilities
  Sports applications and entertainment

Commercialization

Licensing

We currently hold the IP that provides the use of 2-way audio and video communication via wireless technology covering a multitude of monitoring and reception applications. The IP is directly applicable to multiple residential and commercial industries including but not limited to security, hardware and service providers representing significant market opportunities. We are also engaged to monetize these IP opportunities and are currently pursuing licensing programs to companies who wish to utilize this technology. Our management will also aggressively defend its patent rights against those companies that may infringe on these IP applications.

Existing Security Companies

The use of wireless 2-way audio and video communication technology will become the predominate form of entrance reception and protection within the security industry. Applications for ancillary products to the primary application, covered by our IP, ranging from prerecorded reception messaging to remote door locking and unlocking are the primary marketing efforts of many industry leaders today and should become commonplace throughout the industry in the next 12 to 24 months. Competitive factors are creating a unique dynamic within the securities industry where these 2-way wireless entry applications are rapidly becoming "must have features" for security providers to stay competitive. Our management believes this trend will provide a substantive opportunity for the licensing to the industry participants encroaching on our IP. In addition, we intend to offer a wireless camera technology that we believe will be vastly superior because of its extensive capabilities protected by our IP. We are in the process of developing key relationships with industry leaders to position opportunities reflecting these trend lines encumbered by our IP.

Hardware Manufacturers

Our management is currently examining entrance hardware manufacturers and wireless camera manufacturers for possible relationships regarding its IP including but not limited to entrance locking applications, reception messaging applications and arrival sensing applications. Our management believes there are current applications in place with hardware manufacturer's products that afford our licensing opportunities within this industry and see this potential growing for the foreseeable future

(22)

Patent and Intellectual Property

The United States Patent and Trademark Office issued the following patents to Revolutionary Concepts, Inc. from 2007 through 2012.

Patents Summary

U.S. Patent 7,193,644

Revolutionary Concepts Inc. of Charlotte, North Carolina, has been awarded U.S. patent 7,193,644 covering an audio-video communication and answering system. The system includes at least one wireless exterior module, a computerized controller, and a wireless router. The wireless exterior module has a proximity sensor, a video camera, a microphone, a speaker, a radio frequency transmitter, and a radio frequency receiver. The wireless router enables communication between the wireless exterior module and the computerized controller, and the computerized controller runs a software application that includes a graphic user interface that enables a user to view images and streaming video from the camera. The computerized controller also enables the coordination of multiple communication devices, and the computerized controller enables user defined responses to prompts and events. The system further includes a recording component that records video and audio communication that is transmitted to and from the exterior module, and a playing component that plays video and audio communication recorded by the recording component.

Additionally, the patent covers a method for audio-video greeting and communicating with visitors at a business or residence. The method utilizes at least one exterior module having a proximity sensor, a video camera, a microphone, a speaker, a radio frequency transmitter, a radio frequency receiver; a computerized controller, wherein the computerized controller has components for playing and recording video and audio media; a radio frequency switching device that enables communication between the exterior module and the computerized controller; and a software application. The method includes the steps of: detecting the presence of a visitor via the proximity sensor of the exterior module, where the exterior module is mounted at or near an entrance, and whereupon detection the computerized controller is signaled that a visitor is present; actuating the components for playing and recording video and audio media, and saving a recording in a location in the database with a beginning time-stamp; broadcasting that a visitor is present; issuing a greeting to the visitor, and asking the visitor to state a reason for their visit; observing an image or video of the visitor displayed on the computerized controller; if appropriate, issuing a prompt stating that occupant "y" is not available and asking the visitor if they wish to talk to occupant "y" or to leave a message; if appropriate, initiating a call to occupant "y"; if appropriate, asking the visitor to begin his message; attaching a message beginning with a timestamp and an occupant mailbox designation in the database; time stamping the end of message; if appropriate, issuing a closing statement; and when the visitor has finished the message and is out of the range of the proximity sensor, stopping all recording and time stamping the end of the recording, wherein the occupant "y" can, remotely or locally, selectively sort and view the entire recorded visit or just the message.

U.S. Patent 8,139,098

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,139,098 covering a method for receiving a person at an entrance. The method includes the steps of detecting the presence of a person at the entrance; transmitting, to a computerized controller running a software application, video of the person at the entrance that is recorded using a camera located proximate the entrance; and providing, with the application software running at the computerized controller, a graphical user interface to a remote peripheral device by which a user of the remote peripheral device may view the video of the person at the entrance.

U.S. Patent 8,144,183

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,144,183 covering a method for two-way audio-video communications between a first person at an entrance and a second person. The method includes the steps of detecting the presence of a first person at the entrance; and following the detection, providing real time audio-video communications between the first person at the entrance and a second person using a wireless handheld device by, (i) transmitting, to the wireless handheld device of the second person, video of the first person at the entrance that is recorded using a camera located proximate the entrance, (ii) transmitting, to the wireless handheld device of the second person, audio of the first person at the entrance recorded using a microphone located proximate the entrance, and (iii) transmitting, to a speaker located proximate the entrance for playing to the first person, audio of the second person recorded using the wireless handheld device.

U.S. Patent 8,144,184

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. paten 8,144,184 covering a detection and viewing system. The system includes a wireless device associated with a door. The wireless device includes a camera and is configured to communicate video data from the camera. The system also includes a sensor for activating the camera and a computer. The computer is configured for communication with the wireless device and is configured for communication with each of a plurality of peripheral devices that is associated with a respective user. The computer executes software, in accordance with which the association of each of the peripheral devices with a respective user is maintained; video data from the wireless device is received by the computer upon actuation of the sensor; and a graphical user interface is provided, through which video data from the wireless device is accessible by each respective user using one of the peripheral devices.

Additionally, the patent separately covers a detection and viewing system. The system includes a wireless device associated with a door. The wireless device is configured to communicate video data. The system also includes a sensor associated with the door for activating the camera upon triggering of the sensor. A computer is included in the system that is configured for communication with the wireless device and is configured for communication, via the Internet, with each of a plurality of peripheral devices that is associated with a respective user. The computer executes software, in accordance with which the association of each of the peripheral devices with a respective user is maintained; video data from the wireless device is received and stored by the computer; and a graphical user interface is provided, through which video data from the wireless device is accessible, via the Internet, by each respective user using one of the peripheral devices. Additionally, in accordance with the software, each user is authenticated based on a biometric of the user. The authentication may be based, for example, on the voice of the user.

The patent also covers a detection and viewing system. The system includes a wireless device associated with a door. The wireless device includes a sensor, a camera, a microphone, a speaker, an radio frequency transmitter, and radio frequency receiver, and the wireless device is configured to communicate the audio and video data upon triggering of the sensor. The system also includes a sensor for activating the camera and a computer. The computer is configured for communication with the wireless device and is configured for communication with each of a plurality of peripheral devices that is associated with a respective user. The computer executes software, in accordance with which: the association of each of the peripheral devices with a respective user is maintained; audio and video data from the wireless device is received by the computer; and a graphical user interface is provided, through which audio and video data from the wireless device is accessible via the Internet by each respective user using one of the peripheral devices. Additionally, in accordance with the software, audio and video data received form the wireless device is recorded, and access to the recorded audio and video data is provided through the graphical user interface.

U.S. Patent 8,154,581

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,154,581 covering an audio-video communication system. The system includes a wireless exterior module located proximate an entrance and a computerized controller. The wireless exterior module has a proximity sensor for detecting a person at the entrance, a video camera for recording an image of the person at the entrance, a microphone for recording sound of the person at the entrance, a speaker for playing audio to the person at the entrance, a transmitter for communicating sounds and images of the person at the entrance, and a receiver for receiving communications at the wireless exterior module. The computerized controller is disposed in wireless electronic communication with the wireless exterior module via the transmitter and the receiver of the wireless exterior module, and the computerized controller is configured to control recording of communications with said wireless exterior module and playback of such recording. The computerized controller runs a software application that includes a graphic user interface that enables a user to view images from the video camera communicated from the wireless exterior module. The system further includes a remote peripheral device that is configured to electronically communicate with the computerized controller for viewing an image from the video camera communicated from the wireless exterior module.

U.S. Patent 8,164,614

Revolutionary Concepts Inc. of Charlotte, North Carolina, has recently been awarded U.S. patent 8,164,614 covering a communications and monitoring system. The system includes a wireless device, peripheral devices, and a computer with software. The computer is configured for communication with the wireless device. The wireless device is associated with a door and is configured to communicate audio and video data that is received by the computer. Each of the peripheral devices is associated with a respective user, which association is maintained by the computer. The computer is configured for communication with each of the peripheral devices and provides a graphical user interface through which audio and video data from the wireless device is made accessible by each respective user using one of the peripheral devices.

Additionally, the patent separately covers a communications and monitoring system including a wireless device, peripheral devices, and a computer with software. The computer is configured for communication with the wireless device. The wireless device is associated with a door and is configured to communicate audio and video data that is received and stored by the computer. Each of the peripheral devices is associated with a respective user, which association is maintained by the computer. The computer is configured for communication with each of the peripheral devices over the Internet, and the computer provides a graphical user interface through which audio and video data from the wireless device is made accessible, via the Internet, by each respective user using one of the peripheral devices. Additionally, each user is authenticated based on a biometric of the user. The authentication may be based, for example, on the voice of the user.

The patent also separately covers a communications and monitoring system including a wireless device, peripheral devices, and a computer with software. The computer is configured for communication with the wireless device. The wireless device includes a camera, a microphone, a speaker, a radio frequency transmitter, and radio frequency receiver. The wireless device is associated with a door and is configured to communicate audio and video data that is received and recorded by the computer. Each of the peripheral devices is associated with a respective user, which association is maintained by the computer. The computer is configured for communication via the Internet with each of the peripheral devices, and the computer provides a graphical user interface through which audio and video data from the wireless device is made accessible, via the Internet, by each respective user using one of the peripheral devices.

U.S. Patent Number 8,016,676

Generally, the invention broadly relates to a child's car seat assembly and, in particular, to a child's car seat that includes built-in components enabling wireless gaming applications; to a child's car seat that includes built-in components enabling two-way, person-to-person communications; and to a child's car seat that includes built-in components enabling both wireless gaming applications and two-way, person-to-person communications. The car seat assembly of the invention is intended for use with an infant or toddler.

(23)

Remote Gaming Access

Generally, in an aspect of the invention, a child's car seat assembly includes communication components that are incorporated into the car seat assembly and that enable wireless gaming applications to be played by a child who is retained in the car seat assembly.

In features of this aspect, the communication components include a transceiver or, alternatively, a separate receiver and a separate transmitter; a speaker; a display; and controls for operating the components. The communication components further may include a microphone and a camera. The car seat assembly also preferably includes a processing unit for locally executing software at the car seat assembly.

The components preferably are built-in and form part of the car seat assembly. Furthermore, the display and controls may be combined such as, for example, in a touch screen display, whereby a graphical user interface (GUI) may be provided on the display itself.

The gaming applications that are played in accordance with this aspect of the invention preferably provide educational benefits to the child and include educational media that is interactive. The gaming applications may be hosted remotely from the car seat assembly.

The gaming applications may be downloaded on demand and executed locally at the car seat assembly. Additionally, it is contemplated that the gaming applications are not sophisticated and that each gaming application is designed to attract and hold the attention of a child who is retained in the car seat assembly.

Remotely hosted applications, and applications that are downloaded on demand, are accessed using the communications capabilities of the car seat assembly. Specifically, the communication components preferably enable radio communications over a satellite or cellular network. Alternatively, where a WiMax or similar network is present, the communication components may enable communications over such a network. In any case, protocols for such communications may include, where applicable and as desired, the General Packet Radio Service (GPRS) protocol; the 3G protocol; the transmission control protocol (TCP), including TCP-IP protocol; and one or more 802.11 protocols.

Two-Way Person-to-Person Communications

This aspect of the invention enables two-way communications between a child seated in the car seat assembly and a person who is remotely located, i.e., someone who is not in the vehicle. In features of this aspect, the two-way communications include audio communications; the two-way communications include video communications; and the two-way communications include both audio and video communications.

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

The North Carolina Court of Appeals held oral argument before a three-judge panel on 12 February 2013. The oral argument was spirited and included many questions from the judges about specific points in the briefs. It is not always possible to discern from the questions and comments made by the individual judges as to which direction they are leaning, but if the questions and comments are an indication, we appear to be in good shape. As you know, I believe strongly that the Business Court erred by granting summary judgment. The judges seemed receptive to my argument that applying various rules and statutes as the Business Court did in this case results in absurd outcomes. On the whole, I believe we have put our best foot forward. We will know within a few months if it was enough.

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

On February 5, 2013, we received notification regarding an order signed by a Superior Court Judge and filed with the Clerk of Court in a civil action against Claude McDougal ( a former officer and Director of the Company) by Omisun Azali (12-CVS-6243). The order places Revolutionary Concepts on notice that;

  Any and all property of the judgment debtor Claude D. McDougall currently in the possession of any person, including but not limited to Revolutionary Concepts, Inc. be sold and the proceeds delivered to the judgment creditor and applied towards satisfaction of the judgment, and
  Any and all monies owed to this judgment debtor by any person, including but not limited to Revolutionary Concepts Inc., be assigned to the judgment creditor and then said monies delivered to the judgment creditor and, at the time of delivery, be applied toward the satisfaction of the judgment, and;

3. The membership interest of the judgment debtor in Revolutionary Concepts. Inc., be charged with payment of the judgment and that Revolutionary Concepts, Inc., assign and deliver to the judgment creditor any distributions of money owed or allocations or earned salary that this judgment debtor is entitled to, not inconsistent with law and, at the time monies are delivered to the judgment creditor, the monies be applied towards the satisfaction of the judgment.

The Company intends to comply with the notice should any amounts owed to Mr. McDougal be released.

(24)

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

Results of Operations

Comparison of Twelve months Periods Ended December 31, 2010 and December 31, 2011

Assets. Assets increased by $7,576 to $136,497 as of December 31, 2012, or approximately 5.9%, from $128,921 as of December 31, 2011. This increase was primarily due to additional value added to our patents by the accumulated depreciation and amortization. This is also net of the reserve of $7,374,531 by our subsidiary Greenwood Finance Group, LLC for its notes receivables and accumulated interest income receivable.

Liabilities. Total liabilities increased by $624,547 to $2,358,844 as of December 31, 2012, or approximately 36%, from $1,734,297 as of December 31, 2011. The increase was primarily due to increases notes payable, amortization related to our derivative liability notes payables, accrued payroll expenses for payroll and the related expected payroll liability and a contingent payroll liability that we have booked on unpaid capital contributions. As the Company continued to develop its technology, it has incurred additional development and legal cost associated with protecting its IP rights and furthering the abilities of the technology. Additionally, we plan to convert some of the accrued compensation and expenses of certain officers and vendors into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet.

Stockholders' Equity. Stockholders' equity decreased by $616,971 to $(2,222,347) as of December 31, 2012 or approximately 38% from $(1,718,039) as of December 31, 2011 The decrease was due primarily to increases in paid in capital from the issuance of stock for services and debt retirement valued at $416,751 and a total net loss of $8,370,464 for the year. Additionally, through our acquisition of Greenwood Finance Group, LLC, the reserve of $7,374,531 for its notes receivables and accumulated interest income receivable.

We are still a development-stage company and have not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $1,692,432 and $850,594 for the years ended December 31, 2011 and 2012 respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, marketing and other fees for filing our reports with the Securities and Exchange Commission. Other significant costs include continued research and development and professional fees both related to our further development of our principal product EyeTalk® and the related patents. Compensation to officers is being accrued, even though most of the accrued compensation will not likely be paid in cash.

Liquidity and Capital Resources

General. Our primary sources of cash have been sales of common stock through private placements and loans from affiliates. We are a developmental stage company moving from Research and Development (“R & D”) to the initial stages of development. The transition from R & D to development and production requires a greater focus on operations, product infrastructure, distribution and channel partners and industry alliances. Over the next 6 - 12 months, we will be looking for the ideal acquisitions that will enable our company to take advantage of an existing customer base. Our management will also pursue appropriate Letter of Intents and Joint Ventures that will position our company to move its products into these ventures when successful production is completed.

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

Overall, we had a net decrease in cash of $184 for the year ended December 31, 2012 compared to an increase of $184 over the same prior year end.

Cash Flows from Operating Activities. Net cash used in operations of $874,277 for the twelve-months period ended December 31, 2012 was attributable to a net loss of $8,370,223 and an increase in accounts payable and accrued expenses of $95,252 which was offset by a non-cash expense for depreciation and amortization of $6,666, amortization of debt discount and loss on derivative liabilities of $280,175, a reserve on the notes receivable by our subsidiary in the amount of $7,108,861 and the issuance of 264,667,836 shares for services received recorded at an average of $0.00.0016 per share.

Cash Flows from Investing Activities. Net cash used by investing activities was $14,243 for the year ended December 31, 2012.

Cash Flows from Financing Activities. Net cash provided by financing activities of $888,519 for the twelve-month period ended December 31, 2012 was attributable to the issuance of notes payable $1,053,867, less retirement of notes payable of $578,881, issuance of stock for conversion of debt of $416,751, plus the reduction of unpaid capital contributions in the amount of $3,217.

Our Company’s Capital Structure. In its efforts to grow and expand our company, management must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and adjust the capital structure of the Company as needed. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock) or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy and the credit markets.

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

(25)

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

2012

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

On October 4, 2012 we received a notice of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $5,500 was converted and 14,107,500 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $5,500.

From October 8, 2012 through December 13, 2012 we received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $26,400 was converted and 68,168,930 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $26,400.

On October 12, 2012 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On November 1, 2012 we received a notice of partial conversion from an unrelated third party as part of note originally issued to a non-related third party on August 4, 2011. A total of $90,497 was converted and 18,099,488 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $90,497.

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,390 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On December 26, 2012 we received a notice of partial conversion from an unrelated third party as part of a note originally issued on June 19, 2012. A total of $11,000 was converted and 13,750,000 restricted common shares were issued, which leaves a remaining principal balance of $16,500. This conversion of debt reduced our notes payables $11,000.

On December 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

(27)

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

FASB Accounting Standards Codification

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

(29)

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

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Ms. Judith Bentley resigned as a as a member of the Board of Directors on February 28, 2013.

(30)

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

Directors and Executive Officers.

Set forth below is information regarding the Company’s current and recent directors and executive officers. There are no family relationships between any of our directors or executive officers.

Name	Age	Title
Ronald Cater	58	Founder,President, CEO, Director
Garry Stevenson	62	CFO, Vice President, Director
Bethiel Tesfasillasie	39	Director
Judith Bentley	58	Diector
Solomon Ali	50	Sr. Vice President, Director

*Resigned as of February 28, 2013.

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have four directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

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

Ms. Bentley attended the Warren Harding High School, Norwalk Technical College and Phoenix University and soon will complete and attain her dual Bachelor’s degree in Office Management and Legal Studies. Her leadership style is – “set an example that mirrors the words you utter dispensing compassion and sincerity along the way.” Ms. Bentley resigned as a as a member of the Board of Directors on February 28, 2013.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2012 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. Carter filed one Form 4 late.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

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

On November 5, 2012, the company received notice Russell A. Patterson PA regarding Sea Pines Resort LLC seeking a hearing for judgement in the amount of $5,235.96

On February 5, 2013, the company received notification regarding an order signed by a Superior Court Judge and filed with the Clerk of Court in a civil action against Claude McDougal by Omisun Azali (12-CVS-6243). The order places Revolutionary Concepts on notice that;

  Any and all property of the judgment debtor Claude D. McDougall currently in the possession of any person, including but not limited to Revolutionary Concepts, Inc. be sold and the proceeds delivered to the judgment creditor and applied towards satisfaction of the judgment, and
  Any and all monies owed to this judgment debtor by any person, including but not limited to Revolutionary Concepts Inc., be assigned to the judgment creditor and then said monies delivered to the judgment creditor and, at the time of delivery, be applied toward the satisfaction of the judgment, and
  The membership interest of the judgment debtor in Revolutionary Concepts, Inc. be charged with payment of the judgment and that Revolutionary Concepts, Inc. assign and deliver to the judgment creditor any distributions of money owed or allocations or earned salary that this judgment debtor is entitled to, not inconsistent with law and, at the time monies are delivered to the judgment creditor, the monies be applied towards the satisfaction of the judgment.

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

(32)

Item 11.    Executive Compensation

The shares issued in 2010 to directors Claude McDougal and Solomon Ali were issued as part of their agreements and valued at the market value at the time of issuance, $0.10 per share. The shares issued to Directors in August 2011 were issued by the Board for their contributions to milestones reached by the Company over the previous year in lieu of compensation. The shares were and valued at the market value at the time of issuance, $0.05 per share. The salaries recorded for 2012 have not been paid, but have been accrued.

The following table and the accompanying notes provide summary information for each of the last five fiscal years concerning cash and non-cash compensation paid or accrued.

Summary Compensation Table

						Non-Equity
Name And				Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards	Awards($)	Compensation	Compensation ($)	Total ($)
Ronald Carter	2007	0	0	0	0	0	$0	0
Chairman of Board,	2008	0	0	0	0	0	46,937	46,937
President And CEO	2009	35,446	0	0	0	0	0	35,446
	2010	92,308	0	0	0	0	0	92,308
	2011	200,000	0	90,0000	0	0	0	290,000
	2012	200,000	0	0	0	0	0	200,000
Gary Stevenson	2007	0	0	0	0	0	0	0
CFO, Vice President	2008	0	0	0	0	0	0	0
And Director	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2011	0	0	60,0000	0	0	0	60,0000
	2012	0	0	0	0	0	0	0
Bethiel Tesfasillasie	2007	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2011	0	0	60,0000	0	0	0	60,0000
	2012	0	0	0	0	0	0	0
Claude McDougal*	2007	0	0	0	0	0	0	0
Former Vice President And	2008	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0
	2010	46,154	0	188,271	0	0	0	234,425
	2011	103,856	0	185,459	0	0	0	289,315
	2012	0	0	0	0	0	0	0
Solomon Ali	2007	0	0	0	0	0	0	0
Sr. Vice President And	2008	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0
	2010	46,154	0	282,407	0	0	0	328,561
	2011	150,000	0	60,000	0	0	0	210,000
	2012	200,000	0	0	0	0	0	200,000
Judith Bentley*	2007	0	0	0	0	0	0	0
Director	2008	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

.The officers and directors have taken limited salary but have taken loans in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $80,435 and $83,562 in 2011 and 2012, respectively and have been recorded as “Unpaid Capital Contributions”.

The Company expects these loans to be repaid on a rolling basis throughout the term of the five year loans. After subtracting re-payments made and adding in accumulated interest, the following balances were owed as of years ended 2011 and 2012.

	12/31/11	12/31/12
Garry Stevenson	34,428	35,814
Bethiel Tesfasillasie	45,917	47,748
	$80,435	$83,562

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

(33)

2011 and 2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

			OPTION AWARDS					STOCK AWARDS

										Equity
										Incentive
				Equity					Equity Incentive	Plan Awards:
				Incentive					Plan Awards:	Market or
		Number of	Number of	Plan Awards:				Market	Number of	Payout Value
		Securities	Securities	Number of			Number of	Value of	Unearned	of Unearned
		Underlying	Underlying	Securities			Shares or	Shares or	Shares, Units	Shares, Units
		Unexercised	Unexercised	Underlying	Option	Option	Units of	Units of	or Other	or Other
		Options	Option	Unexercised	Exercise	Expiration	Stock That	Stock That	Rights That	Rights That
				Unearned	Price	Date	Have Not	Have Not	Have Not	Have Not
				Options			Vested	Vested	Vested	Vested
		#	#	#	($)		(#)	($)	(#)	($)

NAME		Exercisable	Unexercisable

Ronald Carter	2011	0	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0	0
Garry Steveson	2011	0	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0	0
Bethiel Tesfalillasie	2011	0	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0	0
Claude McDougal	2011	0	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0	0
Solomon Ali	2011	0	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0	0
Judith Bentley	2011	0	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0	0

(34)

2011 and 2012 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards	Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald Carter	2011	0	0	0	0
	2012	0	0	0	0
Garry Stevenson	2011	0	0	0	0
	2012	0	0	0	0
Betheil Tesfasillasie	2011	0	0	0	0
	2012	0	0	0	0
Claude McDougal*	2011	0	0	0	0
	2012	0	0	0	0
Solomon Ali	2011	0	0	0	0
	2012	0	0	0	0
Judith Bentley*	2011	0	0	0	0
	2012	0	0	0	0

(35)

2011 and 2012 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Ronald Carter 2011-2012		0	0	0

Garry Stevenson 2011-2012		0	0	0

Bethiel Tesfasillasie 2011-2012		0	0	0

Claude McDougal* 2011-2012		0	0	0

Solomon Ali 2011-2012		0	0	0

Judith Bentley 2011-2012		0	0	0

(36)

2011 and 2012 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Ronald Carter	2011 2012	0 0	0 0	0 0	0 0	0 0
Garry Stevenson	2011 2012	0 0	0 0	0 0	0 0	0 0
Bethiel Tesfasillasie	2011 2012	0 0	0 0	0 0	0 0	0 0
Claude McDougal*	2011 2012	0 0	0 0	0 0	0 0	0 0
Solomon Ali	2011 2012	0 0	0 0	0 0	0 0	0 0
Judith Bentley*	2011 2012	0 0	0 0	0 0	0 0	0 0

(37)

2011 and 2012 DIRECTOR COMPENSATION TABLE

						Change in Pension Value and
		Fees Earned or			Non-Equity Incentive Plan	Nonqualified Deferred
		Paid in Cash	Stock Awards	Option Awards	Compensation	Compensation Earnings	All Other Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Ronald Carter	2011	200,000	90,000	0	0	0	0	290,000
	2012	200,000	0	0	0	0	0	200,000

Garry Stevenson	2011	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

Bethiel Tesfalillasie	2011	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

Claude McDougal	2011	103,856	188,271	0	0	0	0	188,271
	2012	0	0	0	0	0	0	0

Solomon Ali	2011	150,000	60,000			0	0	210,000
	2012	200,000	0	0	0	0	0	200,000

Judith Bentley	2011	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

(38)

2011 and 2012 ALL OTHER COMPENSATION TABLE

Name			Year	Perquisites and Other Personal Benefits ($)		Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Ronald Carter	2011 2012	0 0			0 0		0 0	0 0	0 0	0 0	0 0

Garry Stevenson	2011 2012	0 0			0 0		0 0	0 0	0 0	0 0	0 0
Bethiel Tesfasillasie	2011 2012	0 0			0 0		0 0	0 0	0 0	0 0	0 0
Claude McDougal*	2011 2012	0 0			0 0		0 0	0 0	0 0	0 0	0 0
Solomon Ali	2011 2012	0 0			0 0		0 0	0 0	0 0	0 0	0 0
Judith Bentley*	2011 2012	0 0			0 0		0 0	0 0	0 0	0 0	0 0

(39)

2011 and 2012 PERQUISITES TABLE

						Total Perquisites
		Personal Use of				and
		Company	Financial Planning/			Other Personal
NAME	Year	Car/Parking	Legal Fees	Club Dues	Executive Relocation	Benefits

Ronald Carter	2011	0	0	0	0	0
	2012	0	0	0	0	0
Garry Steveson	2011	0	0	0	0	0
	2012	0	0	0	0	0
Bethiel Tesfalillasie	2011	0	0	0	0	0
	2012	0	0	0	0	0
Claude McDougal	2011	0	0	0	0	0
	2012	0	0	0	0	0
Solomon Ali	2011	0	0	0	0	0
	2012	0	0	0	0	0
Judith Bentley	2011	0	0	0	0	0
	2012	0	0	0	0	0

(40)

2011 and 2012 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

			Before
			Change in	After Change in
			Control	Control
			Termination	Termination w/o Cause
			w/o Cause or for	or for Good	Voluntary			Change in
		Benefit	Good Reason	Reason	Termination	Death	Disability	Control	Basic salary

NAME	Year

Ronald Carter	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Garry Steveson	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Bethiel Tesfalillasie	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Claude McDougal	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Solomon Ali	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Judith Bentley	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

*Mr. McDougal resigned as a Director on June 8, 2011 and as Vice President on November 17, 2011 and Ms. Bentley resigned as a Director on February 28, 2013.

(41)

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information as of December 31, 2012 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates.

Current

Name and Position Shares Percentage

Ron Carter President/CEO, Director	26.017.005	.0774
Garry Stevenson, Vice President, CFO, Director	2,908,517.0086
Bethiel Tesfasillasie, Director	1,534,800.0046
Solomon Ali, Vice President, Director	10,600,405.0316
Judith Bentley, Director*	0	0
Totals	41,060,727	12.22%

*Resigned as of February 28, 2013

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

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value, of which 10,000,000 shares have been reserved for our acquisition of Greenwood Finance Group, LLC. The Board of Directors may issue such shares of Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.

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

(42)

Item 13.    Certain Relationships and Related Transactions, and Director Independence

         None

Unpaid Capital Contributions

As of December 31, 2011, the Company had loans from shareholders of the Company of approximately $80, 435 to its officers and directors. As of December 31, 2012, the outstanding loans were $83,562. The advances carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in our income statement.

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

The 2011 Stock Option Plan was ratified by the shareholders by written consent on August 1, 2011 (as published in Schedule 14C, filed on November 9, 2011 with the Securities and Exchange Commission.,

(43)

Item 14.    Principal Accounting Fees and Services

The financial statements for the years ended December 31, 2011 and 2012 have been audited by our auditors, Bongiovanni & Associates, P.A.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was 20 hours.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2011 and 2012 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $22,000 and $22,000, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2011 and 2012 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2011 and 2012 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

(44)

Item 15.    Exhibits, Financial Statement Schedules

A.	Documents included as part of this report:	PAGE
	1. The financial statements for the Registrant are included in this report.
	Balance Sheets at December 31, 2011 and 2012;	47
	Statements of Operations for the years ended December 31, 2011 and 2012;	48
	Statements of Stockholders' Deficit for the years ended December 31, 2011 and 2012;	49
	Statements of Cash Flows for the years ended December 31, 2011, and 2012;	50
	Notes to Financial Statements	51

	2. See the Index to Exhibits on page 53 of this Form 10-K

B.	Exhibits required by Item 601 of Regulation S-K. See item (a) 3 above

(45)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Revolutionary Concepts, Inc. and its subsidiary

We have audited the accompanying consolidated balance sheets of Revolutionary Concepts, Inc. and its subsidiary (A Development Stage Company) (“The Company”) as of December 31, 2012 and 2011, and the consolidated statements of operations, consolidated stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revolutionary Concepts, Inc. and its subsidiary (A Development Stage Company) as of December 31, 2012 and 2011, the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses, negative cash flows from operations and has a net working capital deficiency, factors which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ Bongiovanni & Associates, CPA’s/

Bongiovanni & Associates, CPA’s

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 12, 2013

www.bai-cpa.com

(46)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
as of:

	December 31, 2012	December 31, 2011
ASSETS	$	$
Current Assets
Cash and Cash equivalents	—	—
Accrued interest receivable, net of reserve $265,670 (see note 2)
Total Current Assets	—	—
Fixed Assets
Furniture and equipment	13,028	12,231
Accumulated depreciation	(11,448)	(10,626)
Total Net Fixed Assets	1,580	1,606
Other Assets
Patent costs	112,985	99,539
Accumulated amortization	(92,231)	(86,387)
Total Patent Costs net of accumulated amortization	20,754	13,152
Related party note receivable	112,663	112,663
Notes receivable, net of reserve $7,036,861 (see note 3)	—	—
Security deposits	1,500	1,500
Total Other Assets net of accumulated amortization	134,917	127,315
TOTAL ASSETS	$136,497	$128,921
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$165,630	$220,225
Checks in excess of bank balance	840	—
Derivative liability	82,222	51,140
Convertible note, net of discounts of $ 27,913 and $-0-, respectively	21,086	—
Current portion of long-term debt	516,657	—
Other accrued expenses	721,478	572,470
Total Current Liabilities	1,507,913	843,836
Long-term Debt
Notes payable	476,930	752,000
Notes payable - related parties	374,000	138,462
Total Long-term Debt	850,930	890,461
Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 and -0- shares reserved and outstanding	10,000	—
Common stock, $.001 par value, 335,949,025 and 71,281,189 shares
issued and outstanding, 1,000,000,000 authorized, respectively	335,949	71,281
Additional paid in capital	10,466,872	2,985,071
Unpaid capital contributions (see note 3)	(83,562)	(80,345)
Deficit accumulated during the development stage	(12,951,606)	(4,581,383)
	(2,222,347)	(1,605,376)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$136,497	$128,921

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(47)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Years Months Ending December 31, 2011 and 2012
And The Period From March 12, 2004 (Inception) To December 31, 2012

	For The Years Ending		March 12, 2004 (Inception) to
	December 31,		December 31,
	2012	2011	2012
OPERATING EXPENSES
Automobile expense	—	3,456	28,943
Bank charges	1,557	756	9,147
Compensation	—	793,735	35,446
Unpaid accumulated compensation	391,750	—	1,370,109
Depreciation & amortization expense	6,666	11,833	106,749
License and permits	8,005	1,588	15,925
Marketing	251,893	—	251,893
Office expense	—	2,880	20,117
Office supplies	995	599	16,159
Payroll taxes	(4,288)	48,109	77,140
Printing and reproduction	633	809	17,062
Professional fees	160,642	776,245	2,505,045
Rent expense	17,042	5,671	22,713
Research and development expense	269	35,480	596,707
Telephone expense	5,096	2,098	28,491
Travel expense	9,076	6,558	114,561
Website development expense	222	356	14,331
Other expenses	1,037	2,259	55,003
Total Operating Expenses	850,594	1,692,432	5,285,540
OTHER INCOME & (EXPENSE)
Interest income	268,887	(15,892)	285,886
Reserve of interest income	(265,670)	—	(265,670)
Reserve for notes receivable	(7,108,861)	—	(7,108,861)
Other income	—	—	490
Loss on derivatives	(134,941)	—	(134,941)
Interest expense & amortization of debt discount	(279,044)	(59,013)	(442,968)
Total Other Income and Expense	(7,519,629)	(74,905)	(7,666,065)
NET (LOSS)	(8,370,223)	(1,767,337)	(12,951,606)
Weighted average number of
common shares outstanding	88,376,464	24,688,868	65,471,340
Net (Loss) per common shares
outstanding	$(0.09)	$(0.07)	$(0.20)
* less than $0.01

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(48)

REVOLUTIONARY CONCEPTS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the period of Inception (March 12, 2004) and
For the Years Ended December 31, 2004, 2005, 2006, 2007, 2008, 2009, 2010 and 2011

	Number of Preferred Shares	Preferred Stock	Number of Common Shares	Common Stock	Additional Paid in Capital	Unpaid Capital Contribution	Deficit Accumulated During the Development Stage	Total

Balance as of March 12, 2004 (Date of Inception)			100,000	$1	$32,499	$—	$(3,991)	$28,509
Contributed Capital					99,500			99,500
Unpaid capital contributions (see note 3)						(21,695)		(21,695)
Net (Loss)							(86,084)	(86,084)
Balance as of December 31, 2004	—	—	10,000	1	131,999	(21,695)	(90,075)	20,230
Common Shares issued after re-domicile			15,990,000	15,999				15,999
Common Shares for services received			1,000,000	1,000	99,000			100,000
Private placement memorandum I issued from March 2005 to December 2005 at $0.50/share			850,000	850	455,151			456,001
Unpaid capital contributions (see note 3)						(130,532)		(130,532)
Net (Loss)							(518,270)	(518,270)
Balance as of December 31, 2005	—	—	17,850,000	17,850	686,150	(152,227)	(608,345)	(56,572)
Private placement memorandum I issued from January 2006 to March 2066 at $0.50/share			150,000	150	61,994			62,144
Shares purchased with cash			(144,000)	(144)	(9,500)			(9,644)
Unpaid capital contributions (see note 3)						26,496		26,496
Net (Loss)							(77,222)	(77,222)
Balance as of December 31, 2006	—	—	17,856,000	17,856	738,644	(125,731)	(685,567)	(54,798)
Private placement memorandum II issued from May 2007 to Oct. 2007 at $0.50/share			646,200	642	320,458			321,100
Common Shares for Services received			313,500	314	156,436			156,750
Unpaid capital contributions (see note 3)						18,335		18,335
Net (Loss)							(464,718)	(464,718)
Balance as of December 31, 2007	—	—	18,811,700	18,812	1,215,538	(107,396)	(1,150,285)	(23,331)
Shares issued for retirement of debt			630,811	631				631
Additional paid in capital					314,775			314,775
Unpaid capital contributions (see note 3)						(79,776)		(79,776)
Net (Loss)							(221,484)	(221,484)
Balance as of December 31, 2008	—	—	19,442,511	19,443	1,530,313	(187,172)	(1,371,769)	(9,185)
Shares issued for warrants 10,000 class A at $0.95/share			20,000	20	15,480			15,500
Private placement memorandum II issued from April 21 to Sep. 30, 2009 at $1.25/share			111,600	112	139,388			139,500
Common Shares for services received			32,500	32	40,593			40,625
Unpaid capital contributions (see note 3)						29,587		29,587
Net (Loss)							(529,798)	(529,798)
Balance as of December 31, 2009	—	—	19,606,611	19,607	1,725,774	(157,585)	(1,901,567)	(313,771)
Shares issued for warrants: 14,538 class A at $0.65/share and 10,000 class B at $0.90/share			24,538	25	18,425			18,450
Common shares issued for retirement of debt			13,517,260	13,517	38,483			52,000
Common Shares for services received			4,709,124	4,709	465,969			470,678
Unpaid capital contributions (see note 3)						35,633		35,633
Net (Loss)							(912,479)	(912,479)
Balance as of December 31, 2010	—	—	37,857,533	37,858	2,248,651	(121,952)	(2,814,046)	(649,489)
Common Shares for services received			6,549,436	6,549	310,923			317,472
Common shares issued for officer compensation			6,600,000	6,600	333,400			340,000
Common shares issued for retirement of debt			20,274,220	20,274	92,097			112,371
Unpaid capital contributions (see note 3)						41,607		41,607
Net (Loss)							(1,767,337)	(1,767,337)
Balance as of December 31, 2011	—	—	71,281,189	$71,281	$2,985,071	$(80,345)	$(4,581,383)	$(1,605,376)
Preferred shares reserved for acquisition	10,000,000	10,000			7,098,861			7,108,861
Common shares for services received			159,000	159	4,831			4,990
Common shares issued for retirement of related party debt			27,692,312	27,692	110,769			138,461
Common shares issued for retirement of debt			236,816,524	236,817	41,473			278,290
Unpaid capital contributions (see note 3)						(3,217)		(3,217)
Adjustment to derivative liability for value of conversion					225,867			225,867
Net (loss)							(8,370,223)	(8,370,223)
Balance as of December 31, 2012	10,000,000	10,000	335,949,025	$335,949	$10,466,872	$(83,562)	$(12,951,606)	$(2,222,347)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(49)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months December 31, 2012 And 2011
and the period from March 12, 2004 (Inception) to December 31, 2012

			March 12, 2004 (Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(8,370,223)	$(1,767,337)	$(12,951,606)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Reserve for notes receivable	7,108,861	—	7,108,861
Depreciation and amortization	6,666	11,833	103,679
Amortization of debt discount	145,234	145,234
Loss on derivative liability	134,941	134,941
(Increase) in other assets	—	(112,663)	(114,163)
Common shares issued for services received and officer compensation	4,990	657,472	1,483,146
Increase (decrease) in accounts payable	(54,596)	141,417	165,630
Increase (decrease) in accrued expenses and other liabilites	149,848	319,410	773,458
NET CASH (USED IN) OPERATING ACTIVITIES	(874,277)	(749,868)	(3,150,819)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(797)	(900)	(13,028)
Investment in patent costs	(13,446)	(11,233)	(112,985)
NET CASH (USED BY) INVESTING ACTIVITIES	(14,243)	(12,133)	(126,013)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of common stock shares for conversion of debt	416,751	112,371	529,122
Issuance of notes payable	1,053,867	643,175	2,287,164
Retirement of notes payable	(578,881)	(35,336)	(921,717)
Paid in capital from private placements and warrants	—	—	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(3,217)	41,607	(83,562)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	888,519	761,817	3,276,831
NET INCREASE (DECREASE) IN CASH	($0)	(184)	($0)
CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$—	$184	$—
CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	($0)	$—	($0)
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$—	$—	$344,503
Cash paid during the period for income taxes	$—	$—	$—
Reserve of preferred stock for acquisition	$7,108,861	$—	$7,108,861
Interest income, net of reserve $265,670	$—	$—	$—
Issuance of common stock for the conversion of debt	$416,751	$769,843	$2,012,268

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(50)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2012

Revolutionary Concepts, Inc. (the “Company”) was originally organized in North Carolina on March 12, 2004.  On February 28, 2005, the Company was reorganized and re-domiciled as a Nevada corporation.  The Company is a development stage company positioned to begin launch and license of its patented technologies. The Company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. The Company is engaged in the development of patented entry management systems and hopes to continue to develop smart camera technologies that interface with smart devices enabling remote monitoring.

The Company’s efforts to date have been devoted to securing the intellectual framework around several key technologies and applications related to remote video monitoring, video analytics and software enabled camera. Advances in wireless technologies combined with increased data speed rates permits a very sophisticated and new means of monitoring, security and entry management.

The Company is planning to brand its smart technology “EyeTalk®”. EyeTalk® will include smart camera technology that allows interactive two-way communication between a smart phone and other handheld device. Unlike many IP cameras that simply produce and transmit an image, the EyeTalk® smart camera technology will have embedded capabilities that distinguish it as a significant technological advancement over traditional camera systems.

The Company has also completed the acquisition of Greenwood Finance Group, LLC. The Company and Rainco Industries, Inc. entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which the Company purchased from Rainco Industries, Inc. all the member interests in Greenwood Finance Group, LLC. (“Greenwood”). With representatives in Atlanta and Charlotte, Greenwood is a private equity firm consisting of a team of individuals who understand the work that goes into developing businesses in their beginning stages. In addition to providing funding through their Green Path Fund, Greenwood provides consultation services to help business leaders’ map out plans and goals for continued success. Greenwood provides broad-spectrum investment and capital services to small-cap and micro-cap companies; strategically positioning them for long-term growth and profitability. Greenwood delivers, through their global network of investment partners and private equity groups, the capabilities to quickly tailor funding solutions that meet the unique needs of each client which can be tailored to a client’s capital funding needs so it can focus on growing the client’s company.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended December 31, 2012 and for the periods from inception (March 12, 2004) to December 31, 2012, no stock options were committed to be issued to employees.

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

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114. , Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification.

These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

(52)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2012 and December 31, 2011, the advances totaled $83,562 and $80,345, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

(53)

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	12/31/11	12/31/12

Professional fees	$33,267	$77,684
Other	11,693	2,277
Legal fees	125,063	77,468
Consulting fees	50,200	8,200
	$220,225	$165,629

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

Patent was comprised of the following amounts as of December 31, 2012 and 2011, respectively.

Patent costs	112,985	99,539
Accumulated amortization	(92,231)	(86,387)
Total Patent Costs net of accumulated amortization	20,754	13,152

(54)

NOTE 7 – COMMON STOCK SHARES FOR SERVICES RECEIVED

For the year ended December 31, 2012, the Company issued 159,000 restricted common shares for professional services provided to the Company and expensed in 2011. The issuance reduced the Company’s accounts payable and accrued expenses by a total of $4,990.

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

From August 22, 2012 through September 18, 2012 we received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. A total of $33,448 was converted and 38,618,636 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $33,448.

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

On October 4, 2012 we received a notice of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $5,500 was converted and 14,107,500 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $5,500.

From October 8, 2012 through December 13, 2012 we received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $26,400 was converted and 68,168,930 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $26,400.

On November 1, 2012 we received a notice of partial conversion from an unrelated third party as part of note originally issued to a non-related third party on August 4, 2011. A total of $90,497 was converted and 18,099,488 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $90,497.

On December 26, 2012 we received a notice of partial conversion from an unrelated third party as part of a note originally issued on June 19, 2012. A total of $11,000 was converted and 13,750,000 restricted common shares were issued, which leaves a remaining principal balance of $16,500. This conversion of debt reduced our notes payables $11,000.

(55)

NOTE 9 –NOTES PAYABLE

	December 31, 2012	December 31,2011
On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, $26,000 of this Note was converted. On August 1, 2012, this $37,645 of this Note was converted	12,549	76,194

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	—	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	—	10,000

On June 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $17,500. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	—	17,500

On August 4, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest. The holder has the right to convert the note to common stock. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497. On November 1, 2012 a total of $90,497 was converted which leaves a remaining principal balance of $0.	—	90,497

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	44,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	—	92,308

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	—	46,154

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued December 31, 2010	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock. $6,200 of this note was assigned to an unrelated third party September 4, 2012	2,500	8,700

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012	—	8,500

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	—

On January 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012.	—	—

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	—

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	—

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	200,000	—

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. $50,194 of this note has assigned to an unrelated third party.	174,000	—

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	—

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	—

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted. An additional $17,500 of this note was converted on dates between July 1 and September 30, 2012. On October 4, 2012, the final $5,500 was converted by the holder.	—	—

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted. The remaining $33,448 of this note was converted on various dates between July 1 and September 30, 2012	—	—

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock. On December 26, 2012 the holder elected to convert $11,000 of this note	16,500	—

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	—

On August 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest. The holder has the right to convert the note to common stock.	46,600	—

On September 4, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700, at 12% interest. The holder has the right to convert the note to common stock. $16,300 of this note was converted on various dates between July 1 and September 30, 2012. The holder converted the remaining $26,400 on various dates between October 8 through December 13, 2012.	—	—

On September 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,518.80 at 12% interest. The holder has the right to convert the note to common stock.	33,519	—

On October 12, 2012 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest. The holder has the right to convert the note to common stock.	32,500	—

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest. The holder has the right to convert the note to common stock.	2,612	—

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,390 at 12% interest. The holder has the right to convert the note to common stock.	76,390	—

On December 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest. The holder has the right to convert the note to common stock.	88,000	—

Total notes payable	$1,416,587	$890,461

Less Current Portion	$(516,657)	$—

Less Debt Discount	$(27,913)	$—

Less convertble notes, net	$(21,086)	$—

Total Long Term Notes Payable	$850,930	$890,461

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

Principal maturities of notes payable as of December 31, 2012 for the next five years and thereafter is as follows:

2012	$-0-
2013	$565,657
2014	$850,930
2015	$-0-
2016	$-0-
Total	$1,416,587

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.14% to 0.19%, grant dates of Notes, the term of the Notes, conversion prices of 50% of current stock prices on the measurement date ranging from $0.0005 to $0.0075, and the computed measure of the Company’s stock volatility, ranging from 321% to 379%.

Included in the December 31, 2012, is a derivative liability in the amount of $82,222 to account for this transaction. This liability arose in the third quarter of 2012 and the balance will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the twelve months ended December 31, 2012 are $134,941 and $145,234 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

(56)

 NOTE 10 – GOING CONCERN

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

NOTE 11 – ACQUISITION

Entry into a Material Definitive Agreement.

Revolutionary Concepts, Inc., a Nevada corporation, and Rainco Industries, Inc, a Georgia corporation (“Rainco”), have entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which the Company purchased from Rainco all the member interests in Greenwood Finance Group, LLC.(“Greenwood”). Pursuant to the Purchase Agreement and subject to the conditions set forth therein, the Company purchased all the member interests of Greenwood in exchange for ten million shares of Series A Convertible Preferred Stock (the “Preferred Stock”), the rights, preferences and designations of which are filed as an amendment to the Articles of Incorporation with the State of Nevada.

The completion of the acquisition, and the rights, preferences and designations (as permitted pursuant to the Company’s Articles of Incorporation) was approved by the Board of Directors of the Company.

Each of the Company and Rainco has made customary representations and warranties in the Purchase Agreement. With representatives in Atlanta and Charlotte, Greenwood is a private equity firm consisting of a team of individuals who understand the work that goes into developing businesses in their beginning stages. In addition to providing funding through their Green Path Fund, Greenwood provides consultation services to help business leaders’ map out plans and goals for continued success. Greenwood provides broad-spectrum investment and capital services to small-cap and micro-cap companies; strategically positioning them for long-term growth and profitability. Greenwood delivers, through their global network of investment partners and private equity groups, the capabilities to quickly tailor funding solutions that meet the unique needs of each client which can be tailored to a client’s capital funding needs so it can focus on growing the client’s company.

Additional Summary of the Purchase Agreement

The Company has also agreed to various restrictive covenants in the Purchase Agreement and the Preferred Stock, including, among other things but not limited to, (i) conduct business in the ordinary course consistent with past practice in all material respects ; (ii) limit the Company’s right to issue securities, without the approval of the Preferred Stock; (iii) limit the incurrence of debt in excess of $10,000, without the approval of the Preferred Stock; (iv) sell its own assets or purchase the assets of another entity, without the approval of the Preferred Stock and (vi) limit the Board of Directors to five members and allow Rainco the right, not the obligation, to recommend three members in the event of any vacancies, to serve in accordance with the Company bylaws. The restrictive covenants will terminate upon the elimination of the outstanding obligations of RCI to Rainco.

Each share of Preferred Stock is convertible, at the discretion of the holder, into 1.8 shares of Company common stock (with provisions which reduce the conversion ratio to one share of Preferred Stock for one share of Company common stock under specified conditions). The Preferred Stock has liquidation preferences and may be cancelled and returned to the Company in exchange for the Member Interests under certain restrictive circumstances.

The foregoing summary description of the Purchase Agreement, the Preferred Stock and the transaction, is not complete and is subject to and qualified in its entirety by reference to the Purchase Agreement, a copy of which is on file with the Commission as Exhibit 2.1 of the 8-k filed on December 20, 2012, and the Preferred Stock, of which is attached hereto as Exhibit 3.1, and the terms of which are incorporated herein by reference.

The Purchase Agreement and the right, preferences and designations of the Preferred Stock have been attached as Exhibits to this report in order to provide investors and security holders with information regarding its terms. It is not intended to provide any other financial information about the Company, Rainco, Greenwood, or their respective subsidiaries and affiliates. The representations, warranties and covenants contained in the Purchase Agreement and Preferred Stock were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Purchase Agreement and Preferred Stock; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Purchase Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company, Rainco, Greenwood or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company.

Based on its long-term business strategy, management has decided to reserve the entire value of the gain on sales of notes and the valuation of the notes receivable through our subsidiary, Greenwood Finance Group, LLC. We will recognize the assets and revenue as cash payments are received against the notes receivables and as interest payments. This may also allow the company to maximize its tax planning strategy. The following table summarizes the consideration paid by the Company and the amounts of the assets acquired at the acquisition date based on the above noted reserves:

Purchase Price Allocation Consideration:	December 7 , 2012
Equity instruments (10,000,000 Preferred Class A Shares of Revolutionary Concepts, Inc.)	$18,000,000

Recognized amounts of identifiable assets acquired:
Accumulated Interest Income ($265,670 reserved)	—
Notes Receivable ($7,108,861reserved)	—
Total assets ($7,374,531 reserved)	$—
Fair value of total assets ($7,374,531 reserved)	$—

The following (unaudited) proforma consolidated results of operations have been prepared as if the acquisition had occurred at January 1, 2011 and 2012.

	2012	2011

REVENUES	$—	$—

Net Loss (net of $7,374,531 reserved)	(8,370,223)	(1,767,337)

Net loss per share basic and diluted	$(0.09)	$(0.07)

Weighted average of shares outstanding	88,376,465	24,688,868

(57)

NOTE 12 – SUBSEQUENT EVENTS

On January 17, 2013 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On February 28, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,898 at 12% interest.  The holder has the right to convert the note to common stock at $0.003 per share.

On March 30, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,410 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

(58)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Revolutionary Concepts, Inc.

By:/s/ Ron Carter April 15, 2013

Ron Carter

President and Chief Executive Officer

By: /s/ Garry Stevenson April 15, 2013

Garry Stevenson

Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Carter Name: Ron Carter	Director	April 15, 2013

/s/ Garry Stevenson Name: Garry Stevenson	Director	April 15, 2013

/s/ Bethiel Tesfasillasie Name: Bethiel Tesfasillasie	Director	April 15, 2013

/s/ Solomon Ali Director April 15, 2013

Name: Solomon Ali

(59)

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