Form 10-Q
period 2013-03-31
Revolutionary Concepts Inc
filed 2013-05-20
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Commission File Number 000-53674

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-0094868
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13850 Ballantyne Corporate Pl

Charlotte, NC 28277

(Address of principal executive offices)

(Zip Code)

980-225-5376

(Telephone number, including area code)

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

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 17, 2012
Common stock, $0.001 par value	380,079,460

(1)

REVOLUTIONARY CONCEPTS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………....21

Exhibit 3.2 – Sarbanes-Oxley Act…………………………………………………………....21

(2)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

(3)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
as of:

	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Accrued interest receivable, net of reserve $529,184 (see note 11)	-	-
Total Current Assets	—	—

Fixed Assets
Furniture and equipment	13,028	13,028
Accumulated depreciation	(11,558)	(11,448)
Total Net Fixed Assets	1,470	1,580

Other Assets
Patent costs	116,080	112,985
Accumulated amortization	(93,620)	(92,231)
Total Patent Costs net of accumulated amortization	22,460	20,754

Related party note receivable	112,663	112,663
Notes receivable, net of reserve $7,108,861 (see note 11)	—	—
Prepaid expenses	15,593
Security deposits	1,500	1,500
Total Other Assets net of accumulated amortization	152,216	134,917

TOTAL ASSETS	$153,686	$136,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$172,551	$165,630
Checks in excess of bank balance	299	840
Derivative liability	128,150	82,222
Convertible note, net of discounts of $54,454 and $27,913 respectively	31,105	21,086
Current portion of long-term debt	648,657	516,657
Other accrued expenses	857,917	721,478
Total Current Liabilities	1,838,680	1,507,913

Long-term Debt
Notes payable	361,238	476,930
Notes payable - related parties	374,000	374,000
Total Long-term Debt	735,238	850,930

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 and -10,000,000- shares reserved and outstanding	10,000	10,000
Common stock, $.001 par value, 355,079,460 and 335,949,025 shares
issued and outstanding, 1,000,000,000 authorized, respectively	355,079	335,949
Additional paid in capital	10,488,418	10,466,872
Unpaid capital contributions (see note 3)	(84,367)	(83,562)
Deficit accumulated during the development stage	(13,189,363)	(12,951,606)
	(2,420,232)	(2,222,346)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$153,686	$136,497

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

(4)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ending March 31, 2013 and 2012
And The Period From March 12, 2004 (Inception) To March 31, 2013

			March 12, 2004
	For The 3 Months Ending		(Inception) to
	March 31,		March 31,
	2013	2012	2013

OPERATING EXPENSES
Automobile expense	—	—	28,943
Bank charges	61	393	9,208
Compensation	100,000	—	135,446
Unpaid accumulated compensation	—	100,000	1,370,109
Depreciation & amortization expense	1,499	3,228	108,248
License and permits	1,100	6,920	17,025
Marketing	—	54,275	251,893
Office expense	—	—	20,117
Office supplies	212	821	16,371
Payroll taxes	11,150	11,151	88,290
Printing and reproduction	450	160	17,512
Professional fees	25,847	44,008	2,530,892
Rent expense	5,892	5,098	28,605
Research and development expense	—	—	596,707
Telephone expense	—	478	28,491
Travel expense	204	418	114,765
Website development expense	180	—	14,511
Other expenses	3,264	550	58,268
Total Operating Expenses	149,858	227,500	5,435,399

OTHER INCOME & (EXPENSE)
Interest income	264,318	804	550,204
Reserve of interest income	(263,514)	—	(529,184)
Reserve for notes receivable	—	—	(7,108,861)
Other income	—	—	490
Gain/(Loss) on derivatives	(27,604)	—	(162,545)
Interest expense & amortization of debt discount	(61,099)	(16,784)	(504,067)
Total Other Income and Expense	(87,899)	(15,980)	(7,753,963)

NET (LOSS)	(237,757)	(243,480)	(13,189,363)

Weighted average number of
common shares outstanding	353,480,426	91,115,295	82,547,596

Net (Loss) per common shares
outstanding	$(0.00) *	$(0.00) *	$(0.16)

* less than $0.01

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

(5)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Three Months Ended March 31, 2013 And 2012
And The Period From March 12, 2004 (Inception) To March 31, 2013

	For The 3 Months Ended		March 12, 2004
			(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(237,757)	$(243,480)	$(13,189,363)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Reserve for notes receivable, net of reserve $7,108,861 (see note 11)	—	—	7,108,861
Depreciation and amortization	1,499	3,228	105,178
Amortization of debt discount	26,520	—	171,754
Loss on derivative liability	27,604	—	162,545
(Increase) in other assets	(15,593)	—	(129,756)
Common shares issued for services received and officer compensation	—	4,990	1,483,146
Increase (decrease) in accounts payable	6,380	(27,002)	172,010
Increase (decrease) in accrued expenses and other liabilites	136,439	107,514	909,897
NET CASH (USED IN) OPERATING ACTIVITIES	(54,908)	(154,750)	(3,210,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(13,028)
Investment in patent costs	(3,095)	(4,446)	(116,080)
NET CASH (USED BY) INVESTING ACTIVITIES	(3,095)	(4,446)	(129,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Exercise of warrants	—	—	18,470
Issuance of common stock shares for conversion of debt
Issuance of notes payable	58,808	134,000	2,345,972
Retirement of notes payable	(27,892)	—	(949,609)
Paid in capital from private placements and warrants	—	—	—
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(805)	(804)	(84,367)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	46,611	159,196	3,334,836

NET INCREASE (DECREASE) IN CASH	$0	$—	$0

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$—	$—	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$0	$—	$0

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$—	$—	$—
Reserve of preferred stock for acquisition	$—	$—	$—
Interest income, net of reserve $529,184 (see Note 11)	$—	$—	$—
Issuance of common stock for the conversion of debt	$16,500	$138,461	$1,561,953

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements.

(6)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s joint venture agreement with IQMagine continues to advance, with the recently received patent for a child car seat with a built in monitor for gaming and two-way communication (Patent No. 8,016,676). The proof of concept and ideation of this product have been completed as well as an additional item - consisting of a plush toy capable of monitoring and two-way communication. Chris Scheppegrell, managing member of IQMagine is implementing a strategy for licensing of both products.

The Company has also completed the acquisition of Greenwood Finance Group, LLC. The Company and Rainco Industries, Inc. entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which the Company purchased from Rainco Industries, Inc. all the issued and outstanding member interests in Greenwood Finance Group, LLC. (“Greenwood”). With representatives in Atlanta and Charlotte, Greenwood is a private equity firm consisting of a team of individuals who understand the work that goes into developing businesses in their beginning stages. In addition to providing funding through their Green Path Fund, Greenwood provides consultation services to help business leaders’ map out plans and goals for continued success. Greenwood provides broad-spectrum investment and capital services to small-cap and micro-cap companies; strategically positioning them for long-term growth and profitability. Greenwood delivers, through their global network of investment partners and private equity groups, the capabilities to quickly tailor funding solutions that meet the unique needs of each client which can be tailored to a client’s capital funding needs so it can focus on growing the client’s company.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended March 31, 2013 and for the periods from inception (March 12, 2004) to March 31, 2013, no stock options were committed to be issued to employees.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of March 31, 2013 and March 31, 2012, the advances totaled $84,367and $80,345, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	03/31/13	12/31/12

Professional fees	$92,826.13	$77,684
Other	2,277	2,277
Legal fees	69,248	77,468
Consulting fees	8,200	8,200
	$172,551	$165,629

(8)

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

For several years, the Company has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for the Company’s core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for the Company at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  The Company's trial counsel has assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  An appeal was filed in November 2012. The North Carolina Court of Appeals reviewed the Company’s appeal on February 12, 2013. The results of the appeal were filed on May 7, 2013. The Court of Appeals reversed the dismissal in part. The Court ruled that tort claims are not assignable in North Carolina, therefore, the plaintiff in the case will remain Ron Carter. The fact that RCI was dismissed is not really significant at all, because the claims in the suit will be maintained and the case lives on. The court also affirmed that the uninvolved individual defendants, Clements and Bernard, are not individually liable for Dougherty's and Brockington's malpractice which is somewhat irrelevant.

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

Patent was comprised of the following amounts as of March 31, 2013 and December 31, 2012, respectively.

Patent costs	116,080	112,985
Accumulated amortization	(93,620)	(92,231)
Total Patent Costs net of accumulated amortization	22,460	20,754

NOTE 7 – COMMON STOCK SHARES FOR SERVICES RECEIVED

For the three months ended March 31, 2013, the Company did not issue any shares for services.

(9)

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

From August 22, 2012 through September 18, 2012 the Company received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. A total of $33,448 was converted and 38,618,636 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $33,448.

From September 19, 2012 through September 28, 2012 the Company received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $16,300 was converted and 23,857,143 restricted common shares were issued, which leaves a remaining principal balance of $26,400. This conversion of debt reduced the Company notes payables $16,300.

On August 1, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a partial reassignment of a note originally issued to a non-related third party on April 30, 2012, in the amount of $76,194. A total of $37,645 was converted and 17,128,475 restricted common shares were issued, which leaves a remaining principal balance of $12,549. This conversion of debt reduced the Company notes payables $37,645.

From August 22, 2012 through September 18, 2012, the Company received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. A total of $33,448 was converted and 38,618,636 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $33,448.

On September 4, 2012, the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700 at 10% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. September 19, 2012 through September 28, 2012, the Company received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $16,300 was converted and 23,857,143 restricted common shares were issued, which leaves a remaining principal balance of $26,400. This conversion of debt reduced the Company notes payables $16,300.

On October 4, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $5,500 was converted and 14,107,500 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $5,500.

From October 8, 2012 through December 13, 2012, the Company received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $26,400 was converted and 68,168,930 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $26,400.

On November 1, 2012, the Company received a notice of partial conversion from an unrelated third party as part of note originally issued to a non-related third party on August 4, 2011. A total of $90,497 was converted and 18,099,488 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $90,497.

On December 26, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a note originally issued on June 19, 2012. A total of $11,000 was converted and 13,750,000 restricted common shares were issued, which leaves a remaining principal balance of $16,500. This conversion of debt reduced the Company notes payables $11,000.

From January 7 through January 9, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on June 19, 2012. A total of $16,500 and accumulated interest of $1,100 was converted and 19,130,435 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $16,500.

(10)

NOTE 9 –NOTES PAYABLE

	March 31, 2013	December 31, 2012
On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, $26,000 of this Note was converted. On August 1, 2012, this $37,645 of this Note was converted	12,549	12,549

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On June 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $17,500. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On August 4, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest. The holder has the right to convert the note to common stock. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497. On November 1, 2012 a total of $90,497 was converted which leaves a remaining principal balance of $0.	-	-

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	17,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued December 31, 2010	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock. $6,200 of this note was assigned to an unrelated third party September 4, 2012	2,500	2,500

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012	-	-

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	57,000

On January 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012.	-	-

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	5,000

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	70,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	200,000	200,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. $50,194 of this note has assigned to an unrelated third party.	174,000	174,000

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	22,000

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	37,000

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted. An additional $17,500 of this note was converted on dates between July 1 and September 30, 2012. On October 4, 2012, the final $5,500 was converted by the holder.	-	-

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted. The remaining $33,448 of this note was converted on various dates between July 1 and September 30, 2012	-	-

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock. On December 26, 2012 the holder elected to convert $11,000 of this note. From January 7 through January 9, 2013 the holder elected to convert a total of $16,500 and accumulated interest of $1,100, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $16,500.	-	16,500

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	38,809

On August 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest. The holder has the right to convert the note to common stock.	46,600	46,600

On September 4, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700, at 12% interest. The holder has the right to convert the note to common stock. $16,300 of this note was converted on various dates between July 1 and September 30, 2012. The holder converted the remaining $26,400 on various dates between October 8 through December 13, 2012.	-	-

On September 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,518.80 at 12% interest. The holder has the right to convert the note to common stock.	33,519	33,519

On October 12, 2012 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest. The holder has the right to convert the note to common stock.	32,500	32,500

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest. The holder has the right to convert the note to common stock.	2,612	2,612

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,390 at 12% interest. The holder has the right to convert the note to common stock.	76,390	76,390

On December 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest. The holder has the right to convert the note to common stock.	88,000	88,000

On January 17, 2013 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The holder has the right to convert the note to common stock at 50% of the then current market prices.	42,500	-

On February 28, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,898 at 12% interest. The holder has the right to convert the note to common stock at $0.003 per share.	12,898	-

On March 30, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,410 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,410	-

Total notes payable	$1,458,895	$1,416,587

Less Current Portion	$(648,657)	$(516,657)

Less Debt Discount	$(43,895)	$(27,913)

Less convertble notes, net	$(31,105)	$(21,086)

Total Long Term Notes Payable	$735,238	$850,931

(11)

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

Principal maturities of notes payable as of March 31, 2013 for the next five years and thereafter is as follows:

2013	$516,657
2014	$850,930
2015	$850,930
2016	$16,308
2017	$-0-
Total	$1,458,895

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.14% to 0.15%, grant dates of Notes, the term of the Notes, conversion prices of 50% of current stock prices on the measurement date ranging from $0.0035 to $0.0077, and the computed measure of the Company’s stock volatility, ranging from 387% to 387%.

Included in the March 31, 2013, is a derivative liability in the amount of $128,150 to account for this transaction. This liability arose in the third quarter of 2012 and the balance will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three months ended March 31, 2013 and 2012 are $27,604 and $26,520 respectively in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

(12)

NOTE 11 – ACQUISITION

Entry into a Material Definitive Agreement.

Revolutionary Concepts, Inc., a Nevada corporation, and Rainco Industries, Inc, a Georgia corporation (“Rainco”), have entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which the Company purchased from Rainco all the member interests in Greenwood Finance Group, LLC. (“Greenwood”). Pursuant to the Purchase Agreement and subject to the conditions set forth therein, the Company purchased all the issued and outstanding member interests of Greenwood in exchange for ten million shares of Series A Convertible Preferred Stock (the “Preferred Stock”), the rights, preferences and designations of which are filed as an amendment to the Articles of Incorporation with the State of Nevada.

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

Additional Summary of the Purchase Agreement

The Company has also agreed to various restrictive covenants in the Purchase Agreement and the Preferred Stock, including, among other things but not limited to, (i) conduct business in the ordinary course consistent with past practice in all material respects ; (ii) limit the Company’s right to issue securities, without the approval of the holders of the Preferred Stock; (iii) limit the incurrence of debt in excess of $10,000, without the approval of the holders of the Preferred Stock; (iv) sell its own assets or purchase the assets of another entity, without the approval of the holders of the Preferred Stock and (vi) limit the Board of Directors to five members and allow Rainco the right, not the obligation, to recommend three members in the event of any vacancies, to serve in accordance with the Company bylaws. The restrictive covenants will terminate upon the elimination of the outstanding obligations of the Company to Rainco.

Each share of Preferred Stock is convertible, at the discretion of the holder, into 1.8 shares of Company common stock (with provisions which reduce the conversion ratio to one share of Preferred Stock for one share of Company common stock under specified conditions). The Preferred Stock has liquidation preferences and may be cancelled and returned to the Company in exchange for the Member Interests of Greenwood under certain restrictive circumstances.

The foregoing summary description of the Purchase Agreement, the Preferred Stock and the transaction, is not complete and is subject to and qualified in its entirety by reference to the Purchase Agreement, a copy of which is on file with the Commission as Exhibit 2.1 of the Current Report on Form 8-K filed on December 20, 2012, and the Preferred Stock, a copy of which is on file with the Commission as Exhibit 2.1 of the Current Report on Form 8-K filed on December 20, 2012, and the terms of which are incorporated herein by reference.

The Purchase Agreement and the right, preferences and designations of the Preferred Stock have been attached as Exhibits to the Current Report on Form 8-K filed on December 20, 2012is report in order to provide investors and security holders with information regarding its terms. It is not intended to provide any other financial information about the Company, Rainco, Greenwood, or their respective subsidiaries and affiliates. The representations, warranties and covenants contained in the Purchase Agreement and Preferred Stock were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Purchase Agreement and Preferred Stock; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Purchase Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company, Rainco, Greenwood or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company.

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

Purchase Price Allocation Consideration:	December 7 , 2012
Equity instruments (10,000,000 Preferred Class A Shares of Revolutionary Concepts, Inc.)	$18,000,000

Recognized amounts of identifiable assets acquired as of March 31, 2013:
Accumulated Interest Income ($529,184 reserved)	—
Notes Receivable ($7,108,861reserved)	—
Total assets ($7,638,045 reserved)	$—
Fair value of total assets ($7,638,045 reserved)	$—

NOTE 12 – SUBSEQUENT EVENTS

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $24,210.28 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

From May 3 through May 7, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $27,000 was converted and 25,000,000 restricted common shares were issued, which leaves a remaining principal balance of $5,500. This conversion of debt reduced the Company notes payables $27,000.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

We are a development stage company positioned to begin launch and license of our patented technologies. We were incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. We are engaged in the development of patented entry management systems and intend to continue to develop smart camera technologies that interface with smart devices enabling remote monitoring.

Our efforts to date have been devoted to securing the intellectual framework around several key technologies and applications related to remote video monitoring, video analytics and software enabled camera. Advances in wireless technologies combined with increased data speed rates permits a very sophisticated and new means of monitoring, security and entry management.

We are planning to brand our smart technology “EyeTalk®”. EyeTalk® will include smart camera technology that allows interactive two-way communication between a smart phone and other handheld device. Unlike many IP cameras that simply produce and transmit an image, the EyeTalk® smart camera technology will have embedded capabilities that distinguish it as a significant technological advancement over traditional camera systems.

We previously funded our operations through three private offerings in 2005, 2007 and 2009. We also borrowed $307,500 from four non-related parties at 4% interest to fund ongoing operations, and new patent applications. These promissory notes began to become due in October 2008 and were repaid in November 2008 by issuing 630,811 shares of restricted common stock from authorized shares.

In July and August 2009, we issued two notes payable in the total amount of $20,000. The two notes were later combined at the note holder’s request into one note.  The note bears interest at a rate of 10%.   Principal and interest were due in May 2010. In 2009, our Board of Directors agreed to guarantee a personal loan to the President of our company, Mr. Ron Carter, of $75,000 with interest of 10%, by a shareholder.   On October 5, 2010, we received notice that a claim for judgment had been filed in Mecklenburg County by a shareholder for the note that was in default as of May 2010. On January 7, 2011, the note holder amended the filing to include the personal loan.  The amount of the claim was $100,996, plus interest at 8% and legal costs. On the 10th day of May 2011, a summary judgment was entered on behalf of the plaintiff against Mr. Carter and our company. On the 4th day of August 2011, we reached an agreement with a third party to negotiate and acquire the judgment award and to agree to a convertible note from our c for its services. The total value of the convertible note is $144,066.76 including interest, of which we have received a promissory note from Mr. Carter for $112,663.02 for the part of the judgment, interest and fees that was from the personal promissory note that we guaranteed.

In July 2010, we partnered with US Financial and Rainco Industries to consult in Investor Relations, provide introduction to institutional investors, assist with Mergers and Acquisitions, and to help develop a strategy to fund our growth. As a result of this partnership, we resolved additional debt obligations. In November 2011, we terminated our association with US Financial only and retained the relationship with Rainco Industries.

In July of 2011, we engaged SIS Development Inc. to direct the development of this state of the art system. SIS Development, Inc. offers highly specialized, wing-to-wing commercial OEM product development services. SIS Development has an extensive track record of high volume product and software successes in Fortune 100 and startup environments alike. We currently hold seven (7) patents. Six of our patents provide very broad and substantial claims related to wireless camera use and interface with peripheral devices. An additional patent provide claims to the use of wireless technologies in a child’s car seat enabling two way remote communication, gaming applications and various sensor alerts. We plan to implement a variety of commercialization strategies ranging from development to licensing to generate revenue and to capitalize on the opportunities made possible by the wave of new wireless products in the market place.

In the last quarter, we completed the acquisition of Greenwood Finance Group, LLC. Our company and Rainco Industries, Inc. entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which we purchased from Rainco Industries, Inc. all the issued and outstanding member interests in Greenwood Finance Group, LLC. (“Greenwood”). With representatives in Atlanta and Charlotte, Greenwood is a private equity firm consisting of a team of individuals who understand the work that goes into developing businesses in their beginning stages. In addition to providing funding through their Green Path Fund, Greenwood provides consultation services to help business leaders’ map out plans and goals for continued success. Greenwood provides broad-spectrum investment and capital services to small-cap and micro-cap companies; strategically positioning them for long-term growth and profitability. Greenwood delivers, through their global network of investment partners and private equity groups, the capabilities to quickly tailor funding solutions that meet the unique needs of each client which can be tailored to a client’s capital funding needs so it can focus on growing the client’s company.

On February 7, 2013 we engaged the services of a highly skilled individual with an impressive history in investment banking and deal structuring, including patent and licensing to Fortune 500 companies. Through this engagement, monetization opportunities being examined are with hardware manufacturers, service providers, software developers and end solution resellers in the security, monitoring, and communication industries. Various types of monetization methods are being examined in each of these categories. We believe extensive opportunities exist from both existing technologies in the marketplace that are governed by these patents and others coming to market in the near future that would benefit tremendously from the protection and exclusivity that our patents would provide. We also believe these opportunities are not at risk from an immediate time element due to the fact the awarded patent rights being pursued and the market protections seeking to be monetized are unique and cannot be duplicated.

Our joint venture agreement with IQMagine continues to advance, with the recently received patent for a child car seat with a built in monitor for gaming and two-way communication (Patent No. 8,016,676). The proof of concept and ideation of this product have been completed as well as an additional item - consisting of a plush toy capable of monitoring and two-way communication. Chris Scheppegrell, managing member of IQMagine is implementing a strategy for licensing of both products.

(14)

Introduction to the EyeTalk® Communicator

We have invested in the IP for several commanding wireless concepts enabling remote monitoring and efficient and effective security and entry management. The brand being established for our company’s IP is “EyeTalk®”. .EyeTalk® will provide users the ability to remotely and interactively monitor, manage and communicate through a smart camera designed to interface with IPhone, Androids and other smart devices.

EyeTalk® will represent a new generation of camera technology with capabilities never considered before. Embedded processors and software will give EyeTalk® a very versatile platform to operate upon unlike any camera designed to date. Smart camera technology is cutting edge and unprecedented. It possibilities are limited by imagination alone. The software platform may help assure legacy capabilities via upgrades and advancements.

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

Our management expects to compete by emphasizing the unique aspects of the EyeTalk® technology in marketing directly to distributors and end users. We also intend to compete by direct contact with larger end users such as hospitals, banks, and government agencies concerned with homeland security and plans to fully explore all licensing opportunities that may arise.

As with many development stage companies, we are currently considered to be in unsound financial condition. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. We currently have a negative net worth, extremely limited cash and had net losses of $(237,757) at March 31, 2013. We had accumulated deficits to our stockholder’s equity of $(13,189,363) as of March 31, 2013. Further, we may incur significant losses through 2013 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of March 31, 2013, the Company had 355,079,460 shares of its common stock issued and outstanding.

Corporate Information and History

The Company was founded in 2004 as Revolutionary Concepts, Inc., a North Carolina corporation and its subsidiary, D.V.M.S., LLC for the purpose of developing a network camera video device. We reincorporated in Nevada in February 2005 as Revolutionary Concepts, Inc. .

Our principal executive offices are located at 13850 Ballantyne Corporate Place, Suite 500, Charlotte, NC 28277. Our telephone number is 980-225-5376. Our President is Ronald Carter. We maintain a corporate website at www.revolutionaryconceptsinc.com. The contents of our website are not part of this annual report and should not be relied upon with respect to the annual report or incorporated by reference.

To date, our efforts have been largely devoted to developing our corporate structure, supporting investor relations and seeking patent protection around verticals of the core system. We are currently focused on the development stage now that the supporting technologies for the EyeTalk® system have emerged. We are actively involved in infringement review and identifying possible licensing opportunities. Product development remains a key goal of our company as well; however, it may or may not be as practical as once considered. We are exploring whether or not product development may be accomplished via licensing.

On February 7, 2013 we engaged the services of a highly skilled individual with an impressive history in investment banking and deal structuring, including patent and licensing to Fortune 500 companies. Through this engagement, monetization opportunities being examined are with hardware manufacturers, service providers, software developers and end solution resellers in the security, monitoring, and communication industries. Various types of monetization methods are being examined in each of these categories. We believe extensive opportunities exist from both existing technologies in the marketplace that are governed by these patents and others coming to market in the near future that would benefit tremendously from the protection and exclusivity that our patents would provide. We also believe these opportunities are not at risk from an immediate time element due to the fact the awarded patent rights being pursued and the market protections seeking to be monetized are unique and cannot be duplicated.

As indicated on several occasions by our CEO, very meticulous and thoughtful steps are underway in an attempt to canvas as much and as many markets as possible. The strength of the 6 patents are very significant and appropriate for the emerging devices and unfortunate threats the world faces. We hope to maximize the investment of time and carefully and diligently position ourselves within a very massive industry.

The Company’s joint venture agreement with IQMagine continues to advance, with the recently received patent for a child car seat with a built in monitor for gaming and two-way communication (Patent No. 8,016,676). The proof of concept and ideation of this product have been completed as well as an additional item - consisting of a plush toy capable of monitoring and two-way communication. Chris Scheppegrell, managing member of IQMagine is implementing a strategy for licensing of both products.

(15)

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Operating Expenses We have not begun to generate revenue. Our total operating expenses for the three-month period ended March 31, 2013 decreased to $149,858 from $227,500 over the prior year period. This decrease is primarily attributable to a decrease in marketing expenses and professional fees.

Net Loss. Our net loss for the three-month period ended March 31, 2013 decreased to $(237,757) from $(243,480) over the prior year period. This decrease is primarily attributable to an increase in loss on derivatives and interest expense offset by decreases in operating expenses.

Assets. Assets increased by $17,189 to $153,686 as of March 31, 2013, from $136,497 as of December 31, 2012 and by $23,548 as of March 31, 2012. This increase is primarily due to an increase in patent costs and prepaid expenses offset by an increase in depreciation and amortization.

Liabilities. Total liabilities increased by $215,075 to $2,573,918 as of March 31 2012, from $2,358,843 as of December 31, 2012. Total liabilities were $1,810,347 for the quarter ended March 31, 2012. The increase is attributable to the increase in current liabilities primarily related to our notes that have derivative liabilities offset by a decrease in long term debt.

Stockholders' Equity (Deficit). Stockholders' deficit increased by $197,886 to $(2,420,232) as of March 31, 2013 from $(2,222,346) as of December 31, 2012. Stockholders’ equity was $(1,680,209) for the period ended March 31, 2012. The first quarter decrease was due primarily to the net loss of $(237,757) offset by an increase in common stock issued and additional paid in capital related to the issuance of stock for reducing notes payable and accrued expenses and accounts payable.

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

Overall, we had no change in cash for the three month period ended March 31, 2013 compared to the same prior year period.

Cash Flows from Operating Activities. Net cash used in operating activities of $(54,908) for the three-month period ended March 31, 2013 is attributable to net operating loss of $(237,757) and increase in other assets of $15,593, offset by an increases in accounts payable and accrued expense and other liabilities of $142,818, depreciation and amortization of $1,499, amortization of debt discount of $26,520 and losses on derivative liabilities of $27,604.

Cash Flows from Investing Activities. Cash used in investing activities for the three-month period ended March 31, 2013 was $(3,095).

Cash Flows from Financing Activities. Net cash provided by financing activities of $46,611 for the three-month period ended March 31, 2013 is attributable to the decrease in unpaid capital contributions of $805 and a decrease in notes payable and debt of $27,892 an increase in issuance of stock for retirement of debt of $16,500 and the issuance of notes payable of $58,808.

Our Company’s Capital Structure

In its efforts to grow and expand our company, management must obtain the necessary capital to achieve those objectives, decide on the best methods to obtain that capital, and retain the capital structure of our company. The primary ways a company will raise capital is either through debt financing (borrowing money), or equity financing (selling a portion of the company via shares of stock) or a combination of both. The type of capital chosen (debt or equity), and methods of raising the capital depend on a number of factors including; the company’s life cycle stage, e.g., start-up, development, high-growth or maturity, future growth prospects, strength of the national economy and the credit markets.

Potential investors in any company, including ours, will consider those factors and the relative risks to their investment capital. To limit their risks, these investors may limit the size of their investment, or provide it to the company in stages, that is contingent upon the company reaching stated goals e.g., production, marketing, distribution and revenues. The ultimate question for management is; how do you get the investors to commit to making what could be a high risk investment for them, although one that would correspondingly benefit the company, however one that the investor could lose if the company were to fail. Management considered both the equity and the debt financing options based on our life cycle stage, economy, credit markets and other circumstances at the time, and reached the following conclusions;

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

Based on the reasons above, and since we required immediate capital to rapidly expand, grow, restructure its operations, continue development, finance potential acquisitions, and execute its marketing plans; raising capital through debt financing, we believed, was our best alternative. This strategy resulted in our expanding our technology patents; thereby, increasing our potential assets, market capitalization value and our shareholders owning a portion of a much larger and more valuable company. As we continue to advance and develop through the different stages of our business life cycle, management will evaluate options, alternatives, and make strategic decisions for the best investment opportunities, financing and capital structure at that time.

(16)

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

2012

On January 2, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest.  The holder has the right to convert the note to common stock at $0.015 per share..

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

2013

On January 17, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On February 28, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,898 at 12% interest.  The holder has the right to convert the note to common stock at $0.003 per share.

On March 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,410 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

The investors and private equity firms are very astute and have many years of experience and expertise in making successful investments in many companies. They have been investing with our company for several years, and have provided us with critical short and long-term funds that we have used for operations, working capital, and investment capital for our business acquisitions to expand and grow our Company. They have the option to convert their Notes into stock after a six month holding period in accordance with exemptions provided pursuant to the federal and state securities rules and regulations. . However, most have elected to hold their Notes for 1 to 3 years and therefore have taken a long-term investment strategy in our company. Without their continuous long-term commitment to investment in our company, it is unlikely that the growth and expansion that we have achieved would have been possible.

(17)

Recent Accounting Pronouncements

Management has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of our operations.

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(18)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  An appeal was filed in November 2012. The North Carolina Court of Appeals reviewed the Company’s appeal on February 12, 2013. The results of the appeal were filed on May 7, 2013. The Court of Appeals reversed the dismissal in part. The Court ruled that tort claims are not assignable in North Carolina, therefore, the plaintiff in the case will remain Ron Carter. The fact that RCI was dismissed is not really significant at all, because the claims in the suit will be maintained and the case lives on. The court also affirmed that the uninvolved individual defendants, Clements and Bernard, are not individually liable for Dougherty's and Brockington's malpractice which is somewhat irrelevant.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2012, (SEC File Number 000-53674) on the website at www.sec.gov, including but not limited, to the following:

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

(19)

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

2012

On January 2, 2012, we entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest.  The holder has the right to convert the note to common stock at $0.015 per share..

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

2013

From January 7 through January 9, 2013, we received notices of partial conversion from an unrelated third party as part of a note originally issued on June 19, 2012. A total of $16,500 and accumulated interest of $1,100 was converted and 19,130,435 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $16,500.

On January 17, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On February 28, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,898 at 12% interest.  The holder has the right to convert the note to common stock at $0.003 per share.

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

There were no defaults upon senior securities during the period ended March 31, 2013.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

(20)

ITEM 6. EXHIBITS

Exhibit No. Description

----------- -----------

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

2002.(filed herein)

31.2  Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of

2002.( filed herein)

32.1  Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.( filed herein)

32.2  Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.( filed herein)

99.2* US Patent

----------

* Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1 filed May 23, 2008 (SEC File Number 000-53674).

(21)

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

Registrant: Revolutionary Concepts, Inc.

Date	Name

May 17, 2013	By: /s/ Ronald Carter
Ronald Carter
Chief Executive Officer
(Principal Executive Officer)

May 17, 2013	By: /s/ Garry Stevenson
Garry Stevenson
Director, Vice President, and Chief Financial Officer
(Officer and Principal Accounting Officer)