Form 10-Q
period 2013-06-30
Revolutionary Concepts Inc
filed 2013-08-19
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2012
Common stock, $0.001 par value	427,449,756

(1)

REVOLUTIONARY CONCEPTS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

 CERTIFICATIONS

Exhibit 3.1 – Management Certification…………………………………………….………...23

Exhibit 3.2 – Sarbanes-Oxley Act…………………………………………………………….23

(2)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

(3)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

as of:

	(Unaudited)	(Audited)
	June 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$1,375	$—
Accrued interest receivable, net of reserve $794,090 (see note 11)	—	—
Total Current Assets	1,375	—

Fixed Assets
Furniture and equipment	13,028	13,028
Accumulated depreciation	(11,669)	(11,448)
Total Net Fixed Assets	1,359	1,580

Other Assets
Patent costs	116,080	112,985
Accumulated amortization	(95,008)	(92,231)
Total Patent Costs net of accumulated amortization	21,071	20,754

Related party note receivable	112,663	112,663
Notes receivable, net of reserve $7,108,861 (see note 11)	—	—
Prepaid expenses	—	—
Security deposits	5,636	1,500
Total Other Assets net of accumulated amortization	139,370	134,917

TOTAL ASSETS	$142,105	$136,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$191,440	$165,630
Checks in excess of bank balance	—	840
Derivative liability	131,817	82,222
Convertible note, net of discounts of $51,383 and $27,913 respectively	28,617	21,086
Current portion of long-term debt	746,467	516,657
Notes payable - related parties	374,000	-
Other accrued expenses	1,877,656	721,478
Total Current Liabilities	3,349,997	1,507,913

Long-term Debt
Notes payable	313,117	476,930
Notes payable - related parties	-	374,000
Total Long-term Debt	313,117	850,930

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 and -0- shares reserved and outstanding	10,000	10,000
Common stock, $.001 par value, 390,312,714 and 335,949,025 shares
issued and outstanding, 1,000,000,000 authorized, respectively	390,313	335,949
Additional paid in capital	10,534,990	10,466,872
Unpaid capital contributions (see note 3)	(85,171)	(83,562)
Dividend accumulated adjustment	(900,000)	—
Deficit accumulated during the development stage	(13,471,141)	(12,951,606)
	(3,521,009)	(2,222,346)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$142,105	$136,497

The accompanying notes are an integral part of these consolidated financial statements

(4)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For The 3 Month Period Ending June 30, 2013 and 2012
For The 6 Month Period Ending June 30, 2013 and 2012
And The Period From March 12, 2004 (Inception) To June 30, 2013

					March 12, 2004
	For The 3 Month Period Ending		For The 6 Month Period Ending		(Inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Automobile expense	—	—	—	—	28,943
Bank charges	193	295	254	688	9,401
Compensation	6,962	—	6,962	—	42,408
Unpaid accumulated compensation	100,000	100,000	200,000	200,000	1,570,109
Depreciation & amortization expense	1,499	970	2,998	4,198	109,747
License and permits	—	1,025	1,100	7,945	17,025
Marketing	—	38,960	12,394	93,235	264,287
Office expense	—	—	232	—	20,349
Office supplies	49	154	261	975	16,420
Payroll taxes	11,808	—	22,958	(19,401)	100,098
Printing and reproduction	450	15	—	175	17,062
Professional fees	47,256	25,263	73,103	80,422	2,578,148
Rent expense	7,949	4,642	13,841	9,740	36,554
Research and development expense	—	—	—	—	596,707
Telephone expense	785	977	785	1,455	29,276
Travel expense	1,042	67	1,246	485	115,807
Website development expense	—	—	1,279	—	15,610
Other expenses	3,264	335	—	886	55,004
Total Operating Expenses	181,257	172,703	337,413	380,803	5,622,955

Interest income	264,318	804	530,029	1,609	815,915
Reserve of interest income	(263,514)	—	(528,420)	—	(794,090)
Reserve for notes receivable	—	—	—	—	(7,108,861)
Other income	—	—	—	—	490
Gain/(Loss) on derivatives	(58,551)	(84,003)	(37,796)	(84,003)	(172,737)
Interest expense & amortization of debt discount	(36,792)	(36,323)	(145,935)	(53,107)	(588,903)
Total Other Income and Expense	(94,539)	(119,522)	(182,122)	(135,501)	(7,848,186)

NET (LOSS)	(275,796)	(292,225)	(519,535)	(516,304)	(13,471,141)

Weighted average number of
common shares outstanding	374,931,541	111,484,312	364,265,241	91,382,750	41,215,668

Net (Loss) per common shares outstanding	$(0.00)*	$(0.00)	$(0.00)*	$(0.01)*	$(0.33)

* less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(5)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The 6 Month Period Ended June 30, 2013 And 2012
And The Period From March 12, 2004 (Inception) To June 30, 2013

			March 12, 2004
			(Inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(519,535)	$(516,304)	$(13,471,141)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Reserve for notes receivable, net of reserve $7,108,861 (see note 11)	—	—	7,108,861
Depreciation and amortization	2,998	4,198	106,677
Amortization of debt discount	19,669	—	164,903
Loss on derivative liability	30,829	—	172,737
(Increase) in other assets	(4,136)	—	(118,299)
Common shares issued for services received and officer compensation	504	4,990	1,483,650
Dividend accumulated adjustment	(900,000)		(900,000)
Increase (decrease) in accounts payable	24,970	(45,884)	190,600
Increase (decrease) in accrued expenses and other liabilites	1,156,178	(175,443)	1,929,636
NET CASH (USED IN) OPERATING ACTIVITIES	(181,556)	(728,443)	(3,332,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	(797)	(13,028)
Investment in patent costs	(3,095)	(4,446)	(116,080)
NET CASH (USED BY) INVESTING ACTIVITIES	(3,095)	(5,243)	(129,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of common stock shares for conversion of debt	169,655	178,462	698,777
Issuance of notes payable	50,300	707,510	2,337,464
Retirement of notes payable	(32,500)	(138,462)	(954,217)
Paid in capital from private placements and warrats			992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(1,609)	(1,609)	(85,171)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	185,845	745,901	3,462,677

NET INCREASE (DECREASE) IN CASH	$1,195	$12,215	$1,195

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$—	$—	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$1,195	$12,215	$1,195

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$126,265	$53,107	$470,768
Cash paid during the period for income taxes	$—	$—	$—
Reserve of preferred stock for acquisition	$—	$—	$—
Interest income, net of reserve $794,090 (see Note 11)	$—	$—	$—
Issuance of common stock for the conversion of debt	$137,155	$183,452	$2,149,423

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

On February 7, 2013 the Company engaged the services of a highly skilled individual with an impressive history in investment banking and deal structuring, including patent and licensing to Fortune 500 companies. Through this engagement, monetization opportunities being examined are with hardware manufacturers, service providers, software developers and end solution resellers in the security, monitoring, and communication industries. Various types of monetization methods are being examined in each of these categories. Management of the Company believe extensive opportunities exist from both existing technologies in the marketplace that are governed by these patents and others coming to market in the near future that would benefit tremendously from the protection and exclusivity that the Company patents would provide. Management of the Company also believe these opportunities are not at risk from an immediate time element due to the fact the awarded patent rights being pursued and the market protections seeking to be monetized are unique and cannot be duplicated.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months and six months ended June 30, 2013 and for the periods from inception (March 12, 2004) to June 30, 2013, no stock options were committed to be issued to employees.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of June 30, 2013 and June 30, 2012, the advances totaled $ 85,171 and $81,954, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	06/30/13	12/31/12

Professional fees	$101,715	$77,684
Other	2,277	2,277
Legal fees	79,248	77,468
Consulting fees	8,200	8,200
	$191,440	$165,629

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

For several years, the Company has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for the Company’s core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for the Company at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  The Company's trial counsel has assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  An appeal was filed in November 2012. The North Carolina Court of Appeals reviewed the Company’s appeal on February 12, 2013. The results of the appeal were filed on May 7, 2013. The Court of Appeals reversed the dismissal in part. The Court ruled that tort claims are not assignable in North Carolina, therefore, the plaintiff in the case will remain Ron Carter. Management believes the fact that the Company was dismissed is not really significant at all, because the claims in the suit will be maintained and the case continues to be litigated. The Ceourt also affirmed that the uninvolved individual defendants, Clements and Bernard, are not individually liable for Dougherty's and Brockington's malpractice which management believe is irrelevant.

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

Patent was comprised of the following amounts as of June 30, 2013 and December 31, 2012, respectively.

Patent costs	116,080	112,985
Accumulated amortization	(95,008)	(92,231)
Total Patent Costs net of accumulated amortization	21,072	20,754

NOTE 7 – COMMON STOCK SHARES FOR SERVICES RECEIVED

On June 25, 2013, the Company issued 84,000 restricted common shares for professional services provided to the Company and expensed in 2012. The issuance reduced the Company’s prepaid expenses by a total of $840.

(9)

NOTE 8 – CONVERSION OF DEBT TO EQUITY

On June 18, 2012, the Company received a notice of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated May 30, 2011 for $12,000, May 30, 2011 for $10,000 and a note dated June 30, 2011 for $17,500 and accumulated interest of $3,948. A total of $10,000 was converted and 3,030,303 restricted common shares were issued, which leaves a remaining principal balance of $33,448. This conversion of debt reduced the Company notes payables $10,000.

On June 19, 2012, the Company received a notice of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $4,000 was converted and 1,111,111 restricted common shares were issued, which leaves a remaining principal balance of $23,000. This conversion of debt reduced the Company notes payables $4,000.

From July 27, 2012 through September 25, 2012, the Company received several notices of partial conversion from an unrelated third party as part of a partial reassignment and modification of a note originally issued to a non-related third party on August 30, 2011. A total of $17,500 was converted and 27,127,038 restricted common shares were issued, which leaves a remaining principal balance of $5,500. This conversion of debt reduced the Company notes payables $17,500.

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

From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.

(10)

NOTE 9 –NOTES PAYABLE

	June 30, 2013	December 31, 2012
On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, $26,000 of this Note was converted. On August 1, 2012, this $37,645 of this Note was converted	12,549	12,549

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On June 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $17,500. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On August 4, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest. The holder has the right to convert the note to common stock. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497. On November 1, 2012 a total of $90,497 was converted which leaves a remaining principal balance of $0.	-	-

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	17,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued December 31, 2010	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock. $6,200 of this note was assigned to an unrelated third party September 4, 2012	2,500	2,500

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012	-	-

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	57,000

On January 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012.	-	-

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	5,000

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	70,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	200,000	200,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. $50,194 of this note has assigned to an unrelated third party.	174,000	174,000

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	22,000

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	37,000

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted. An additional $17,500 of this note was converted on dates between July 1 and September 30, 2012. On October 4, 2012, the final $5,500 was converted by the holder.	-	-

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted. The remaining $33,448 of this note was converted on various dates between July 1 and September 30, 2012	-	-

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock. On December 26, 2012 the holder elected to convert $11,000 of this note. From January 7 through January 9, 2013 the holder elected to convert a total of $16,500 and accumulated interest of $1,100, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $16,500.	-	16,500

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	38,809

On August 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest. The holder has the right to convert the note to common stock.	46,600	46,600

On September 4, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700, at 12% interest. The holder has the right to convert the note to common stock. $16,300 of this note was converted on various dates between July 1 and September 30, 2012. The holder converted the remaining $26,400 on various dates between October 8 through December 13, 2012.	-	-

On September 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,518.80 at 12% interest. The holder has the right to convert the note to common stock.	33,519	33,519

On October 12, 2012 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest. The holder has the right to convert the note to common stock. From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.	-	32,500

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest. The holder has the right to convert the note to common stock.	2,612	2,612

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,390 at 12% interest. The holder has the right to convert the note to common stock.	76,390	76,390

On December 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest. The holder has the right to convert the note to common stock.	88,000	88,000

On January 17, 2013 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. The holder has the right to convert the note to common stock at 50% of the then current market prices.	42,500	-

On February 28, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,898 at 12% interest. The holder has the right to convert the note to common stock at $0.003 per share.	12,898	-

On March 30, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,410 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,410	-

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,210	-

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share..	13,626	-

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest. The holder has the right to convert the note to common stock at 50% of the then current market prices.	37,500	-

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	12,853	-

Total notes payable	$1,513,584	$1,416,587

Less Current Portion	$(1,120,467)	$(516,657)

Less Debt Discount	$(51,383)	$(27,913)

Less convertble notes, net	$(28,617)	$(21,086)

Total Long Term Notes Payable	$313,117	$850,931

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

Principal maturities of notes payable as of June 30, 2013 for the next five years and thereafter is as follows:

2013	$559,157
2014	$888,430
2015	$-0-
2016	$65,997
2017	$-0-
Total	$1,513,584

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.12% to 0.15%, grant dates of Notes, the term of the Notes, conversion prices of 50% of current stock prices on the measurement date ranging from $0.0012 to $0.0012, and the computed measure of the Company’s stock volatility, ranging from 340% to 350%.

Included in the June 30, 2013, quarterly financial statements is a derivative liability in the amount of $131,817 to account for this transaction. This liability arose in the third quarter of 2012 and the balance will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the six months ended June 30, 2013 are $37,796 and $51,731 respectively in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

The Purchase Agreement and the right, preferences and designations of the Preferred Stock have been attached as Exhibits to the Current Report on Form 8-K filed on December 20, 2012 is report in order to provide investors and security holders with information regarding its terms. It is not intended to provide any other financial information about the Company, Rainco, Greenwood, or their respective subsidiaries and affiliates. The representations, warranties and covenants contained in the Purchase Agreement and Preferred Stock were made only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Purchase Agreement and Preferred Stock; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Purchase Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company, Rainco, Greenwood or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Purchase Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company.

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

Purchase Price Allocation Consideration:	December 7 , 2012
Equity instruments (10,000,000 Preferred Class A Shares of Revolutionary Concepts, Inc.)	$18,000,000

Recognized amounts of identifiable assets acquired as of June 30, 2013:
Accumulated Interest Income ($794,090 reserved)	—
Notes Receivable ($7,108,861reserved)	—
Total assets ($7,902,951 reserved)	$—
Fair value of total assets ($7,902,951 reserved)	$—

(12)

NOTE 12 – SUBSEQUENT EVENTS

On July 18, 2013, the Company received a notice of partial conversion from an unrelated third party as part of a note originally issued on August 30, 2012. A total of $20,000 was converted and 18,181,818 restricted common shares were issued, which leaves a remaining principal balance of $26,600. This conversion of debt reduced the Company notes payables $20,000.

On August 9, 2013, the Company received a notice of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $12,700 was converted and 18,955,224 restricted common shares were issued, which leaves a remaining principal balance of $29,800. This conversion of debt reduced the Company notes payables $12,700.

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

Overview

We are a development stage company positioned to begin launch and license of our patented technologies. We were incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. We are engaged in the licensing and development of patented entry management systems that interface with smart devices enabling remote monitoring and communication.

Our efforts to date have been devoted to securing the intellectual framework around several key technologies and applications related to remote video monitoring, video analytics .two way audio and smart camera application. Advances in wireless technologies combined with increased data speed rates permits a very sophisticated and new means of monitoring, security and entry management.

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

On December 7, 2012, we completed the acquisition of Greenwood Finance Group, LLC. Our company and Rainco Industries, Inc. entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which we purchased from Rainco Industries, Inc. all the issued and outstanding member interests in Greenwood Finance Group, LLC. (“Greenwood”). With representatives in Atlanta and Charlotte, Greenwood is a private equity firm consisting of a team of individuals who understand the work that goes into developing businesses in their beginning stages. In addition to providing funding through their Green Path Fund, Greenwood provides consultation services to help business leaders’ map out plans and goals for continued success. Greenwood provides broad-spectrum investment and capital services to small-cap and micro-cap companies; strategically positioning them for long-term growth and profitability. Greenwood delivers, through their global network of investment partners and private equity groups, the capabilities to quickly tailor funding solutions that meet the unique needs of each client which can be tailored to a client’s capital funding needs so it can focus on growing the client’s company.

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

Our joint venture agreement with IQMagine continues to advance, with the recently received patent for a child car seat with a built in monitor for gaming and two-way communication (Patent No. 8,016,676). The proof of concept and ideation of this product have been completed as well as an additional item - consisting of a plush toy capable of monitoring and two-way communication. Chris Scheppegrell, managing member of IQMagine is implementing a strategy for licensing of both products. "The Smart Seat, Smart Pad, and Toy projects continue to create interest with potential partners and we hope that actual licensing opportunities will begin to unfold in the near future" indicates Chris Scheppegrell, IQmagine CEO. "The claims covered under our solutions are innovative and require more discussion and analysis to get to the actual licensing stage".

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

As with many development stage companies, we are currently considered to be in unsound financial condition. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. We currently have a negative net worth, extremely limited cash and had net losses of $(519,535) at June 30, 2013. We had accumulated deficits to our stockholder’s equity of $(13,471,141) as of June 30, 2013. Further, we may incur significant losses through 2013 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

(15)

As of June 30, 2013, the Company had 390,312,714 shares of its common stock issued and outstanding.

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

On December 7, 2012, we completed the acquisition of Greenwood Finance Group, LLC.

Greenwood Finance Group (management report on business) .

A great deal of our efforts this year has been directed at revamping and revitalizing the manner in which Greenwood conducts business. The focus has been on the critical components of infrastructure, marketing & branding, and a new sales process.

The primary initiative has been the set-up of a new infrastructure. The new systems allow us to manage workflow and the work process bringing greater accountability for the management team and immediate evaluation of designated performance indicators. With the integration of Sales Force, we are now able to track all costs and profits and quickly determine if certain programs are effective.

A great deal of consideration has gone into the branding of Greenwood Finance Group. The “Green Owl” symbol is synonymous with belief in making wise and sound investment decisions that protect ourselves and the companies we serve for the long-term. The creative tone reflects our team’s ability to be knowledgeable, contemporary, astute, and credible. Management is very pleased with the branding and feels it can be compared to companies such as Bank of America, JP Morgan, Wells Fargo, and Citibank. Each has logos that are easily recognized and offer an immediate impression. We strongly believe the “Green Owl” will become as recognizable.

In June 2013, Greenwood completed an extensive recruitment and hiring process. Key positions in the areas of accounting, account managers, and a senior account manager were filled. A team of three (3) college interns are being developed to assist in the Sales & Marketing department with an internet and social media component.

In July 2013, our sales department launched several campaigns that have increased our potential client data base. Initially we had a data base of 500 issuer contacts and 300 related vendors. Each of these numbers has now tripled and the sales process is fully underway. Our marketing program includes strategic asset purchase goals ranging from $500 thousand dollars to $1.5 million dollars in the reminding 2 quarters of 2013. With consideration to notes receivables currently held, we are estimating Greenwood’s projected earnings could be as high as $2.5 million dollars by year’s end including a 15% interest payment due on existing notes receivable and $1.5 million dollars from new business.

Other Matters

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

The Company’s joint venture agreement with IQMagine continues to advance, with the recently received patent for a child car seat with a built in monitor for gaming and two-way communication (Patent No. 8,016,676). The proof of concept and ideation of this product have been completed as well as an additional item - consisting of a plush toy capable of monitoring and two-way communication. Chris Scheppegrell, managing member of IQMagine is implementing a strategy for licensing of both products. "The Smart Seat, Smart Pad, and Toy projects continue to create interest with potential partners and we hope that actual licensing opportunities will begin to unfold in the near future" indicates Chris Scheppegrell, IQmagine CEO. "The claims covered under our solutions are innovative and require more discussion and analysis to get to the actual licensing stage".

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

Operating Expenses Although we have not begun generate revenues, our total operating expenses increased to $181,257 from $172,703 for the three months ended June 30, 2013 and 2012, respectively, as compared to $337,413 and $380,803 for the six months ended June 30, 2013 and 2012, respectively. This increase for the three month period is primarily attributable to additional payroll and related expenses for Greenwood Financial personnel, increases in professional services and rent offset by decreases in marketing expenses. The decrease for the six month period is primarily attributable to increases in additional payroll and related expenses for Greenwood Financial personnel and rent offset by decreases in marketing expenses and professional fees.

Net Loss. Our net loss decreased to $275,796 from $292,255 for the three months ended June 30, 2013 and 2012, respectively as compared to an increase to $5419,353 and $516,304 for the six months ended June 30, 2013 and 2012, respectively. Once again attributable primarily to increases in payroll and related expenses for Greenwood Financial personnel, increases in professional services and rent offset by decreases in marketing expenses. . We also recorded $37,796 and $84,003 for the three and six months ended June 30, 2013 and 2012, respectively, in loss on embedded derivatives related to notes payable with variable conversion prices. This reduction in the loss on embedded derivatives was offset by increases in interest expense primarily related to the embedded derivatives.

Assets. Assets increased by $5,608 to $142,105 at the period ended June 30, 2013, from $136,497 at the year ending December 31, 2012. This increase was primarily due to increases in patent cost and security deposits.

Liabilities. Total liabilities increased by $1,304,271 to $663,114 or the period ended June 30 2013, from $2,358,843 for the year ended December 31, 2012. This increase is primarily attributable the increase in notes payable and accrued interest payable, accounts payable and other accrued expenses, of which we have accumulated a dividend payable of $866,000 as part of our acquisition of Greenwood Financial.

Stockholders' Deficit. Stockholders' deficit increased by $298,663 to $529,009 for the period ended June 30, 2013 from $2,222,346 for the year ended December 31, 2012. The increase was due primarily to continuing losses from operations $(519,353) and $900,000 in accumulated dividends payable, offset somewhat by increases in Additional Paid in Capital related to the reductions of notes payable through stock conversions by third party noteholders .

Liquidity and Capital Resources

General. Our primary sources of cash have been sales of common stock through private placements and loans from affiliates and unrelated third parties. We are a developmental stage company moving from R & D to the initial stages of development and/ licensing. The transition from R & D to development and production requires a greater focus on operations, product infrastructure, distribution and channel partners and industry alliances. Over the next 6 - 12 months, we will be looking for the ideal acquisitions that will enable our company to take advantage of an existing customer base. Our management will also pursue appropriate Letter of Intents and Joint Ventures that will position our company to move its products into these ventures when successful production is completed. We have also engaged an expert and signed exclusive agent agreement to pursue licensing opportunities within our patent portfolio.

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

Overall, we had a net decrease in cash of $11,020 for the period ended June 30, 2013 over the prior year period amount of $12,215.

Cash Flows from Operating Activities. Net cash used in operating activities decreased to $181,556 for the period ended June 30, 2013 compared to net cash used in operating activities of $ 728,443 for period ended June 30, 2012 is primarily attributable to the increase in accounts payable, accrued expenses, expenses related to our embedded derivatives and a continuing net operating loss.

Cash Flows from Investing Activities. There were $3,095 used by investing activities for the ended period ended June 30, 2013 compared to$ 5,243 net cash used by investing activities for the ended period ended June 30, 2012.

Cash Flows from Financing Activities. Net cash provided by financing activities was $185,845 for the period ended June 30, 2013 compared to cash provided by financing activities was $745,902 for the period ended June 30, 2012 was attributable to the decrease in notes payable of $657,210 and a decrease in issuance of stock for retirement of debt of $41,307.

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

(16)

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

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

(17)

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(18)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  An appeal was filed in November 2012. The North Carolina Court of Appeals reviewed the Company’s appeal on February 12, 2013. The results of the appeal were filed on May 7, 2013. The Court of Appeals reversed the dismissal in part. The Court ruled that tort claims are not assignable in North Carolina, therefore, the plaintiff in the case will remain Ron Carter. The Company is reviewing any possible remaining claims it may have for legal negligence. Management believes that the fact that the Company was dismissed is not really significant at all, because the claims in the suit will be maintained and the case continues to be litigated through Mr. Carter’s personal claim for damages, as the original patent applicant. The court also affirmed that the uninvolved individual defendants, Clements and Bernard, are not individually liable for Dougherty's and Brockington's malpractice which manaqgement believes is irrelevant. This case involves the international patents and not the United States patents that have been awarded.

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

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices.

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

(20)

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2013.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

(21)

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

By: /s/ Ronald Carter August 19, 2013

Ronald Carter, Director, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Garry Stevenson August 19, 2013

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)