Form 10-Q
period 2013-09-30
Revolutionary Concepts Inc
filed 2013-11-19
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Commission File Number 000-53674

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	7382	27-0094868
(State or other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or Organization)	Classification Code Number)	Identification No.)

Revolutionary Concepts, Inc.

1914 JN Pease Place

Charlotte, NC 28262

980-225-5376

(Address and telephone number of principal executive offices and principal place of business)

Ron Carter, President

Revolutionary Concepts, Inc.

1914 JN Pease Place

Charlotte, NC 28262

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

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2013
Common stock, $0.001 par value	494,748,924

Transitional Small Business Disclosure Format Yes  ☐    No   ☒

(1)

REVOLUTIONARY CONCEPTS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

		Page #
	PART I
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4	Controls and Procedures	20
	PART II
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
SIGNATURES		25

CERTIFICATIONS
Exhibit 3.1 – Management Certification……
Exhibit 3.2 – Sarbanes-Oxley Act

(2)

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2012, filed April 15, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

(3)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
as of:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$4,799	$—
Accrued interest receivable, net of reserve $1,027,679 (see note 11)	—	—
Total Current Assets	4,799	—

Fixed Assets
Furniture and equipment	(13,028)	(13,028)
Accumulated depreciation	(11,779)	(11,448)
Total Net Fixed Assets	1,249	1,580

Other Assets
Patent costs	116,080	112,985
Accumulated amortization	(96,397)	(92,231)
Total Patent Costs net of accumulated amortization	19,683	20,754

Related party note receivable	112,663	112,663
Notes receivable, net of reserve $7,108,861 (see note 11)	2,000	—
Marketable securites	93,000	—
Security deposits	10,636	1,500
Total Other Assets net of accumulated amortization	237,982	134,917

TOTAL ASSETS	$244,030	$136,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$267,681	$165,630
Checks in excess of bank balance	—	840
Derivative liability	62,602	82,222
Convertible notes, net of discounts of $11,980 and $27,913 respectively	25,520	21,086
Current portion of long-term debt	806,586	516,657
Notes payable - related parties	374,000	—
Other accrued expenses	1,946,899	721,478
Total Current Liabilities	3,483,288	1,507,913

Long-term Debt
Notes payable	411,118	476,930
Notes payable - related parties	340,806	374,000
Total Long-term Debt	751,924	850,930

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 and -0- shares reserved and outstanding	10,000	10,000
Common stock, $.001 par value, 494,748,924 and 335,949,025 shares
issued and outstanding, 1,000,000,000 authorized, respectively	494,749	335,949
Additional paid in capital	10,606,001	10,466,872
Unpaid capital contributions (see note 3)	(85,975)	(83,562
Dividend accumulated adjustment	(1,350,000)	—
Unrealized gain on marketable securities	33,000
Deficit accumulated during the development stage	(13,698,957)	(12,951,606
	(3,991,181)	(2,222,346

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,030	$136,497

The accompanying notes are an integral part of these consolidated financial statements

(4)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For The 3 Month Period Ending September 30, 2013 and 2012
For The 9 Month Period Ending September 30, 2013 and 2012
And The Period From March 12, 2004 (Inception) To September 30, 2013

								March 12, 2004
	For The 3 Month Period Ending				For The 9 Month Period Ending			(Inception) to
	September 30,				September 30,			September 30,
	2013		2012		2013		2012	2013

OPERATING EXPENSES
Automobile expense		1,149		—		1,149	—	30,092
Bank charges		633		366		887	1,054	10,034
Compensation		35,421		—		42,383	—	77,829
Unpaid accumulated compensation		100,000		91,750		300,000	291,750	1,670,109
Depreciation & amortization expense		1,499		1,009		4,497	5,207	111,246
License and permits		11		—		1,111	7,945	17,036
Marketing		5,107		8,658		17,501	101,893	269,394
Office expense		4,443		—		4,675	—	24,792
Office supplies		455		20		716	995	16,875
Payroll taxes		(44,172)		—		(21,214)	—	55,926
Printing and reproduction		—		458		—	633	17,062
Professional fees		30,098		60,074		103,201	121,096	2,608,246
Rent expense		7,321		4,426		21,162	14,166	43,875
Research and development expense		—		116		—	116	596,707
Telephone expense		435		1,055		1,220	2,510	29,711
Travel expense		1,268		8,504		2,514	8,989	117,075
Website development expense		3,454		41		4,733	41	19,064
Other expenses		358		103		358	988	55,362
Total Operating Expenses		147,480		176,580		484,893	557,383	5,770,435

OTHER INCOME & (EXPENSE)
Interest income		267,393		804		797,483	2,413	1,083,308
Reserve of interest income		(233,589)		—		(762,010)	—	(1,027,679)
Reserve for notes receivable		—		—		—	—	(7,108,861)
Unrealized gain on trading securities		33,000		-		33,000	-	33,000
Other income		—		—		—	—	490
Gain/(Loss) on derivatives		14,129		(32,268)		(23,667)	(116,271)	(158,608)
Interest expense & amortization of debt discount		(161,330)		(98,975)		(307,265)	(152,082)	(750,233)
Total Other Income and Expense		(80,396)		(130,439)		(262,458)	(265,940)	(7,928,582)

NET (LOSS)		(227,877)		(307,019)		(747,352)	(823,323)	(13,699,017)

Weighted average number of
common shares outstanding		434,192,428		164,651,830		387,830,447	115,806,726	51,577,910

Net (Loss) per common shares
outstanding	$	*	$	*	$	*	$(0.01)	$(0.27)

* less than $0.01
The accompanying notes are an integral part of these consolidated financial statements

(5)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The 9 Month Period Ended September 30, 2013 And 2012
And The Period From March 12, 2004 (Inception) To September 30, 2013

			March 12, 2004
	For the 9 Month Period Ended		(Inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(747,352)	$(823,323)	$(13,699,017)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Reserve for notes receivable, net of reserve $7,108,861 (see note 11)	2,000	—	7,110,861
Depreciation and amortization	4,497	5,207	108,176
Amortization of debt discount	95,934	94,974	190,908
Loss on derivative liability	23,667	116,271	158,608
(Increase) in other assets	(9,136)	—	(123,299)
Common shares issued for services received and officer compensation	504	4,990	1,483,650
Dividend accumulated adjustment	(1,350,000)	—	(1,350,000)
Increase (decrease) in accounts payable	101,211	(63,790)	266,841
Increase (decrease) in accrued expenses and other liabilites	1,225,421	(27,412)	1,998,879
NET CASH (USED IN) OPERATING ACTIVITIES	(653,253)	(693,082)	(3,854,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Unrealized gains/(loss) on marketable securities	33,000
Purchase of computer equipment	—	(797)	(13,028)
Investment in marketable securities	(60,000)	—	(60,000)
Investment in patent costs	(3,095)	(4,446)	(116,080)
NET CASH (USED BY) INVESTING ACTIVITIES	(30,095)	(5,243)	(189,108)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of common stock shares for conversion of debt	297,929	442,697	827,051
Issuance of notes payable	553,422	308,461	2,840,586
Retirement of notes payable	(160,791)	(49,065)	(999,187)
Paid in capital from private placements and warrats	—	—	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(2,413)	(2,413)	(85,975)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	688,146	699,680	4,048,299

NET INCREASE (DECREASE) IN CASH	$4,799	$1,355	$4,799

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$—	$—	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$4,799	$1,355	$4,799

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$211,331	$—	$470,768
Cash paid during the period for income taxes	$—	$—	$—
Reserve of preferred stock for acquisition	$—	$—	$—
Interest income, net of reserve $1,027,679 (see Note 11)	$33,000	$—	$—
Issuance of common stock for the conversion of debt	$199,579	$447,687	$2,949,304

The accompanying notes are an integral part of these consolidated financial statements

(6)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

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

On February 7, 2013, the Company engaged the services of a highly skilled individual with an impressive history in investment banking and deal structuring, including patent and licensing to Fortune 500 companies. Through this engagement, monetization opportunities being examined are with hardware manufacturers, service providers, software developers and end solution resellers in the security, monitoring, and communication industries. Various types of monetization methods are being examined in each of these categories. Management of the Company believe extensive opportunities exist from both existing technologies in the marketplace that are governed by these patents and others coming to market in the near future that would benefit tremendously from the protection and exclusivity that the Company patents would provide. Management of the Company also believe these opportunities are not at risk from an immediate time element due to the fact the awarded patent rights being pursued and the market protections seeking to be monetized are unique and cannot be duplicated.

On September 23, 2013, the Company’s Board of Directors agreed to effectively sell a 100% interest in U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 to a third party. Under the terms of the agreement, the third party would bear ongoing development and operational cost to build and or secure a licensee or to sell this entire patent portfolio under the best value that can be negotiated. Additionally, the acquiring entity would bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms being discussed, the Company would receive 40% of all gross profit generated by the sale and or licensing of the patents. The final agreement and terms are subject to shareholder approval.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended September 30, 2013 and for the periods from inception (March 12, 2004) to September 30, 2013, no stock options were committed to be issued to employees.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of September 30, 2013, December 31, 2012 and September 30, 2012, the advances totaled $85,975, $83,562 and $82,758, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

(8)

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	09/30/13	12/31/12

Professional fees	$105,146	$77,684
Other	67,587	2,277
Legal fees	86,748	77,468
Consulting fees	8,200	8,200
	$267,681	$165,629

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

For several years, the Company has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for the Company’s core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for the Company at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  The Company's trial counsel has assured the Company that the judge's ruling is contrary to law and that good grounds exist for appeal.  An appeal was filed in November 2012. The North Carolina Court of Appeals reviewed the Company’s appeal on February 12, 2013. The results of the appeal were filed on May 7, 2013. The Court of Appeals reversed the dismissal in part. The Court ruled that tort claims are not assignable in North Carolina, therefore, the plaintiff in the case will remain Ron Carter. Management believes the fact that the Company was dismissed is not really significant at all, because the claims in the suit will be maintained and the case continues to be litigated. The Court also affirmed that the uninvolved individual defendants, Clements and Bernard, are not individually liable for Dougherty's and Brockington's malpractice, which management believes is irrelevant.

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

On January 30, 2013, a final order was filed in the Superior Court of Mecklenburg County North Carolina against a former officer and director, Mr. Claude McDougal. The final order was for a judgment against Mr. McDougal and US Financial Consulting, LLC, by an unrelated third party. The Company received a copy of the notice and has been instructed the court to forward any property, monies and or membership interest due to Mr. McDougal to the defendant, up to and including $90,000 principal; accumulated interest; attorney’s fees of $16,812and $280 in costs.

On February 12, 2013, the Company received notice that a petitioner had been issued a summary judgment against the Company in the amount of $6,485.96, including $1,250.00 attorney fees, plus interest.

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

On September 23, 2013, the Company’s Board of Directors agreed to effectively sell a 100% interest in U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2to a third party. Under the terms of the agreement, the third party would bear ongoing development and operational cost to build and or secure a licensee or to sell this entire patent portfolio under the best value that can be negotiated. Additionally, the acquiring entity would bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms being discussed, the Company would receive 40% of all gross profit generated by the sale and or licensing of the patents. The final agreement and terms are subject to shareholder approval.

Patent costs comprised of the following amounts as of September 30, 2013 and December 31, 2012, respectively.

Patent costs	116,080	112,985
Accumulated amortization	(96,397)	(92,231)
Total Patent Costs net of accumulated amortization	19,683	20,754

(9)

NOTE 7 – COMMON STOCK SHARES FOR SERVICES RECEIVED

On June 25, 2013, the Company issued 84,000 restricted common shares for professional services provided to the Company and expensed in 2012. The issuance reduced the Company’s prepaid expenses by a total of $840.

NOTE 8 – CONVERSION OF DEBT TO EQUITY

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

From September 19, 2012 through September 28, 2012, the Company received several notices of partial conversion from an unrelated third party. This was a partial reassignment and modification of notes dated October 30, 2011 for $8,700, November 30, 2011 for $8,500 and a note dated January 31, 2012 for $28,000. A total of $16,300 was converted and 23,857,143 restricted common shares were issued, which leaves a remaining principal balance of $26,400. This conversion of debt reduced the Company notes payables $16,300.

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

On July 18, 2013 the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on August 30, 2012. A total of $20,000 was converted to 18,181,818 restricted common shares (which was originally submitted on May 24, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000.

From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted and 70,131,842 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500.

On September 24, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on February 28, 2013. A total of $12,898.04 was converted and 16,122,550 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $12,898.04.

NOTE 9 – NOTES PAYABLE

During 2010, the Company reclassified $289,787 in accounts payable to long term notes payable in the amount of $204,836 and $84,950 to accrued interest payable, to reflect the assignment by three of our creditors of their balance to a note that will be paid one year or more past the original due date. The outstanding $204,836 of the notes do not bear any interest and began coming due and payable in July 2011. The notes can be converted to restricted common stock. In October 2011, these notes were modified and two of the notes were assigned to an unrelated third party; See Notes dated October 1, 2011 below.

 For the three months ended September 30, 2013, the Company issued several notes payable for a total of $531,823 and retired $75,398 in notes payable. The new notes issued bear an interest of 10% - 12% and begin becoming due starting in April 2016. The notes grant the Note Holder the right, (but not the obligation), to convert them into common stock of the Company in lieu of receiving payment in cash.

(10)

NOTE 10 – LONG TERM NOTES PAYABLE

	September 30, 2013	December 31, 2012
On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, $26,000 of this Note was converted. On August 1, 2012, $37,645 of this Note was converted	12,549	12,549

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On May 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $10,000 at 10% interest. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On June 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $17,500. The holder has the right to convert the note to common stock. On June 12, 2012, this Note was modified and was assigned by the original note holder to an unrelated third party.	-	-

On August 4, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $140,663 and $3,404 in interest. The holder has the right to convert the note to common stock. On November 30, 2011, the holder converted $50,166 of the note leaving a principal balance due of $90,497. On November 1, 2012 a total of $90,497 was converted which leaves a remaining principal balance of $0.	-	-

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	17,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued December 31, 2010	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock. $6,200 of this note was assigned to an unrelated third party September 4, 2012	2,500	2,500

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012	-	-

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	57,000

On January 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $28,000 at 12% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012.	-	-

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	5,000

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	70,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	200,000	200,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. $50,194 of this note has assigned to an unrelated third party.	174,000	174,000

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	22,000

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	37,000

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted. An additional $17,500 of this note was converted on dates between July 1 and September 30, 2012. On October 4, 2012, the final $5,500 was converted by the holder.	-	-

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted. The remaining $33,448 of this note was converted on various dates between July 1 and September 30, 2012	-	-

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock. On December 26, 2012 the holder elected to convert $11,000 of this note. From January 7 through January 9, 2013 the holder elected to convert a total of $16,500 and accumulated interest of $1,100, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $16,500.	-	16,500

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	38,809

On August 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest. The holder has the right to convert the note to common stock. On May 24, 2013 the holder elected to convert a total of $20,000 to 18,181,818 shares (which was completed on July 18, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000.	26,600	46,600

On September 4, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $42,700, at 12% interest. The holder has the right to convert the note to common stock. $16,300 of this note was converted on various dates between July 1 and September 30, 2012. The holder converted the remaining $26,400 on various dates between October 8 through December 13, 2012.	-	-

On September 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,518.80 at 12% interest. The holder has the right to convert the note to common stock.	33,519	33,519

On October 12, 2012 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest. The holder has the right to convert the note to common stock. From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.	-	32,500

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest. The holder has the right to convert the note to common stock.	2,612	2,612

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,390 at 12% interest. The holder has the right to convert the note to common stock.	76,390	76,390

On December 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest. The holder has the right to convert the note to common stock.	88,000	88,000

On January 17, 2013 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500.	-	-

On February 28, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,898 at 12% interest. On September 5, 2013 the holder elected to convert a total of $12,898.04 to 16,122,550 shares, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $12,898.04.	-	-

On March 30, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,410 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,410	-

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest. The holder has the right to convert the note to common stock at $0.005 per share.On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party, leaving a balance of $7,869.90 with the original party.	150,020	-

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,210	-

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share..	13,626	-

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest. The holder has the right to convert the note to common stock at 50% of the then current market prices.	37,500	-

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	12,853	-

On July 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,046 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	13,046	-

On August 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $4,581 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	4,581	-

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,370	-

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140,806,35 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	140,806	-

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	200,000	-

Total notes payable	$1,970,009	$1,416,587

Less Current Portion	$(1,180,586)	$(516,657)

Less Debt Discount	$(11,980)	$(27,913)

Less convertble notes, net	$(25,520)	$(21,086)

Total Long Term Notes Payable	$751,923	$850,931

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

Principal maturities of notes payable as of September 30, 2013 for the next five years and thereafter is as follows:

2013	$516,657
2014	$868,430
2015	$-0-
2016	$584,922
2017	$-0-
Total	$1,970,009

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.10% to 0.11%, grant dates of Notes, the term of the Notes, conversion prices of 50% of current stock prices on the measurement date ranging from $0.001 to $0.0035, and the computed measure of the Company’s stock volatility, ranging from 189% to 196%.

Included in the September 30, 2013 quarterly financial statements is a derivative liability in the amount of $62,600 to account for this transaction. This liability arose in the third quarter of 2012 and the balance will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three and nine months ended September 30, 2013 and the year ended are $14,129 and $(23,667) respectively in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability.

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

NOTE 12 – ACQUISITION

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

Each share of Preferred Stock is convertible, at the discretion of the holder, into 1.8 shares of Company common stock (with provisions which reduce the conversion ratio to one share of Preferred Stock for one share of Company common stock under specified conditions). The Preferred Stock has liquidation preferences and may be cancelled and returned to the Company in exchange for the Member Interests of Greenwood under certain restrictive circumstances. The Company also agreed to pay a quarterly dividend of which is payable in either cash or restricted common shares of stock at current market prices.

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

Purchase Price Allocation Consideration:	December 7 , 2012
Equity instruments (10,000,000 Preferred Class A Shares of Revolutionary Concepts, Inc.)	$18,000,000

Recognized amounts of identifiable assets acquired as of September 30, 2013:
Accumulated Interest Income ($1,062,680 reserved)	—
Notes Receivable ($7,108,861reserved)	—
Total assets ($8,171,541 reserved)	$—
Fair value of total assets ($8,171,541 reserved)	$—

NOTE 13 – SUBSEQUENT EVENTS

On November 13, 2013, the Company received a notice of assignment, modification and conversion from an unrelated third party as part of note originally issued to a non-related third party on April 30, 2013. A total of $23,210.28 was converted and 24,600,000 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $23,210.28.

NOTE 14 - TRADING SECURITIES

Marketable Securities	Cost	Market Value at 9.30.13	Unrealized Gain

	$60,000	$93,000	$33,000

Fair market measurement at September 30, 2013 were computed using quoted prices in an active market for identified assets, (level 1 ). The shares were obtained through a stock purchase agreement with an unrelated third party for an agreed upon price of $60,000 on August 13,2013.

The unrealized gain of $33,000 is included in the Company Statements of Operations for the period ended September 30, 2013.

(13)

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated April 14 2013, in connection with the audit of our consolidated financial statements as of December 31, 2012, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2013 have been prepared under the assumption that we will continue as a going concern. Specifically, Note 11 of our unaudited financial statement for the quarter ended September 30, 2013 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our efforts to date have been devoted to securing the intellectual framework around several key technologies and applications related to remote video monitoring, video analytics, two way audio and smart camera applications. Advances in wireless technologies combined with increased data speed rates permits a very sophisticated and new means of monitoring, security and entry management.

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

(14)

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

On September 23, 2013, the Company’s Board of Directors agreed to effectively sell a 100% interest in U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2to a third party. Under the terms of the agreement, the third party would bear ongoing development and operational cost to build and or secure a licensee or to sell this entire patent portfolio under the best value that can be negotiated. Additionally, the acquiring entity would bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms being discussed, the Company would receive 40% of all gross profit generated by the sale and or licensing of the patents. The final agreement and terms are subject to shareholder approval.

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

As with many development stage companies, we are currently considered to be in unsound financial condition. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. We currently have a negative net worth, extremely limited cash and had net losses of $(718,276) at September 30, 2013. We had accumulated deficits to our stockholder’s equity of $(13,669,882) as of September 30, 2013. Further, we may incur significant losses through 2013 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of September 30, 2013, the Company had 494,748,924 shares of its common stock issued and outstanding.

(15)

Corporate Information and History

The Company was founded in 2004 as Revolutionary Concepts, Inc., a North Carolina corporation and its subsidiary, D.V.M.S., LLC for the purpose of developing a network camera video device. We reincorporated in Nevada in February 2005 as Revolutionary Concepts, Inc.

Our principal executive offices are located at 1914 JN Pease Place, Charlotte, NC 28262. Our telephone number is 980-225-5376. Our President is Ronald Carter. We maintain a corporate website at www.revolutionaryconceptsinc.com. The contents of our website are not part of this annual report and should not be relied upon with respect to the annual report or incorporated by reference.

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

In July 2013, our sales department launched several campaigns that have increased our potential client data base. Initially we had a data base of 500 issuer contacts and 300 related vendors. Each of these numbers has now tripled and the sales process is fully underway. Our marketing program includes strategic asset purchase goals ranging from $500 thousand dollars to $1.5 million dollars in the remaining quarter of 2013. With consideration to notes receivables currently held, we are estimating Greenwood’s projected earnings could be as high as $2.5 million dollars by year’s end including a 15% interest payment due on existing notes receivable and $1.5 million dollars from new business. No assurances can be provided that any strategic asset purchase goals will be achieved or that the yearend projections may be realized.

Other Matters

On February 7, 2013, we engaged the services of a highly skilled individual with an impressive history in investment banking and deal structuring, including patent and licensing to Fortune 500 companies. Through this engagement, monetization opportunities being examined are with hardware manufacturers, service providers, software developers and end solution resellers in the security, monitoring, and communication industries. Various types of monetization methods are being examined in each of these categories. We believe extensive opportunities exist from both existing technologies in the marketplace that are governed by these patents and others coming to market in the near future that would benefit tremendously from the protection and exclusivity that our patents would provide. We also believe these opportunities are not at risk from an immediate time element due to the fact the awarded patent rights being pursued and the market protections seeking to be monetized are unique and cannot be duplicated.

As indicated on several occasions by our CEO, very meticulous and thoughtful steps are underway in an attempt to canvas as much and as many markets as possible. The strength of the 6 patents is very significant and appropriate for the emerging devices and unfortunate threats the world faces. We hope to maximize the investment of time and carefully and diligently position ourselves within a very massive industry.

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

On September 23, 2013, the Company’s Board of Directors agreed to effectively sell a 100% interest in U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2to a third party. Under the terms of the agreement, the third party would bear ongoing development and operational cost to build and or secure a licensee or to sell this entire patent portfolio under the best value that can be negotiated. Additionally, the acquiring entity would bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms being discussed, the Company would receive 40% of all gross profit generated by the sale and or licensing of the patents. The final agreement and terms are subject to shareholder approval.

(16)

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

Operating Expenses Although we limited allowable revenues, our total operating expenses decreased to $147,480 from $176,580 for the three months ended September 30, 2013 and 2012, respectively as compared to $484,893 and $557,383 for the nine months ended September 30, 2013 and 2012, respectively. This decrease for the three month period is primarily attributable to a reduction in payroll tax liabilities related to officers electing to accept a note for their 2012 salaries and offset by related expenses for Greenwood Financial personnel, decreases in professional services and marketing expenses. The decrease for the nine month period is primarily for the same reasons.

Net Loss. Our net loss decreased to $227,877 from $307,019 for the three months ended September 30, 2013 and 2012, respectively as compared to $747,352 and $823,323 for the nine months ended September 30, 2013 and 2012, respectively. Once again primarily attributable to a reduction in payroll tax liabilities related to officers electing to accept a note for their 2012 salaries and offset by related expenses for Greenwood Financial personnel, decreases in professional services and marketing expenses. We also recorded $14,129 and $(32,268) and $(23,667) and $(116,271) for the three and nine months ended September 30, 2013 and 2012, respectively, in loss on embedded derivatives related to notes payable with variable conversion prices. This reduction in the loss on embedded derivatives was offset by interest expense primarily related to the embedded derivatives.

Assets. Assets increased by $107,533 to $244,030 as of September 30, 2013, from $136,497 at the year ending December 31, 2012. This increase was primarily due to unrealized investments in marketable securities by our subsidiary Greenwood Finance Group.

Liabilities. Total liabilities increased by $1,876,369 to $4,235,212 as of September 30 2013, from $2,358,843 for the year ended December 31, 2012. This increase is primarily attributable the increase in notes payable, and accrued interest payable, accounts payable and other accrued expenses, of which we have accumulated a dividend payable of $1,350,000 as part of our acquisition of Greenwood Financial.

Stockholders' Deficit. Stockholders' deficit increased by $1,768,835 to $3,991,181 as of September 30, 2013 from $2,222,346 for the year ended December 31, 2012. The increase was due primarily to continuing losses from operations $(747,352) offset somewhat by increases in Additional Paid in Capital related to the reductions of notes payable through stock conversions by third party note holders and an adjustment for dividends.

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

Overall, we had a net zero change in cash for the nine month period ended September 30, 2013 compared to an increase in cash for the same prior year period.

Cash Flows from Operating Activities. Net cash used in operating activities was $653,253 for the nine month period ended September 30, 2013 compared to $693,082 for nine month period ended September 30, 2012. This increase is primarily attributable to the increase in accounts payable, accrued expenses, expenses related to our embedded derivatives and a continuing net operating loss.

Cash Flows from Investing Activities. There was $30,095 used by investment activities for the purchase of investment securities for the nine month period ended September 30, 2013 compared to $5,243 cash used by investing activities for the ended period ended September 30, 2012.

Cash Flows from Financing Activities. Net cash provided by financing activities was $688,146 for the nine month period ended September 30, 2013 compared to cash provided by financing activities of $699,680 for the period ended September 30, 2012 and is attributable to the increase in notes payable of $297,929 and increase in the issuance of common stock shares for the retirement of debt in the amount of $160,791.

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

(17)

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

(18)

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

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest. The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party, leaving a balance of $7,869.90 with the original party.

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

On July 18, 2013 the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on August 30, 2012 A total of $20,000 was converted to 18,181,818 restricted common shares (which was originally submitted on May 24, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000.

From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted and 70,131,842 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500.

On September 24, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on February 28, 2013. A total of $12,898.04 was converted and 16,122,550 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $12,898.04.

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140, 806,35 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

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

(19)

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(20)

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For several years, RCI has been engaged in litigation against its former patent attorneys for malpractice arising from a missed filing deadline relating to obtaining patents for RCI's core technologies outside the United States.  After a two-year fight over jurisdiction in the case, including wins for RCI at the trial court and at the North Carolina Court of Appeals, the case was remanded to the trial court for further proceedings.  Unfortunately, the trial court dismissed the case on a technicality, potentially ending the case.  An appeal was filed in November 2012. The North Carolina Court of Appeals reviewed the Company’s appeal on February 12, 2013. The results of the appeal were filed on May 7, 2013. The Court of Appeals reversed the dismissal in part. The Court ruled that tort claims are not assignable in North Carolina, therefore, the plaintiff in the case will remain Ron Carter. The Company is reviewing any possible remaining claims it may have for legal negligence. Management believes that the fact that the Company was dismissed is not really significant at all, because the claims in the suit will be maintained and the case continues to be litigated through Mr. Carter’s personal claim for damages, as the original patent applicant. The Court also affirmed that the uninvolved individual defendants, Clements and Bernard, are not individually liable for Dougherty's and Brockington's malpractice which management believes is irrelevant. This case involves the international patents and not the United States patents that have been awarded.

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

On January 30, 2013, a final order was filed in the Superior Court of Mecklenburg County North Carolina against a former officer and director, Mr. Claude McDougal. The final order was for a judgment against Mr. McDougal and US Financial Consulting, LLC, by an unrelated third party. The Company received a copy of the notice and has been instructed the court to forward any property, monies and or membership interest due to Mr. McDougal to the defendant, up to and including $90,000 principal; accumulated interest; attorney’s fees of $16,812and $280 in costs.

On February 12, 2013, the Company received notice that a petitioner had been issued a summary judgment against the Company in the amount of $6,485.96, including $1,250.00 attorney fees, plus interest.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

Information about risk factors for the nine months ended September 30, 2013, does not differ materially from that set forth in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

(21)

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

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

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest. The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party, leaving a balance of $7,869.90 with the original party.

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

On July 18, 2013 the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on August 30, 2012 A total of $20,000 was converted to 18,181,818 restricted common shares (which was originally submitted on May 24, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000.

From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted and 70,131,842 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500.

On September 24, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on February 28, 2013. A total of $12,898.04 was converted and 16,122,550 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $12,898.04.

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140, 806,35 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

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

(22)

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2012.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. - OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

(23)

ITEM 6. EXHIBITS

Exhibit No	Description

1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Form of Stock Certificates
4.2*	Form of Class A Warrant Certificate
4.3*	Form of Class B Warrant Certificate
4.4*	Warrant Agreement
10.1*	Agreement of Absolutely New
10.2*	Agreement of Dr. Jones
10.3*	Agreement of Tillman Wright
10.4*	Agreement with JDSL
10.7*	Consulting Agreement with Sedgefield Capital
10.8*	Additional Services Agreement with Sedgefield Capital
10.9	Revised Employment Agreement with Solomon Ali
10.10	Employment Agreement with Ronald Carter
14.1*	Code of Ethics

31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer

32.1	Sec 906 Certification of Principal Executive Officer

32.2	Sec 906 Certification of Principal Financial Officer

----------

 * Exhibits are incorporated by reference and can be found in its entirety in our Registration Statement on Form S-1

(24)

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Charlotte, NC, by the undersigned, thereunto duly authorized.

Registrant: Revolutionary Concepts, Inc.

Date	Name

November 18, 2013	By: /s/ Ronald Carter
Ronald Carter,
Director, Chief Executive Officer
(Principal Executive Officer)

November 18, 2013	By: /s/ Garry Stevenson
Garry Stevenson,
Director, Vice President, and Chief Financial Officer
(Officer and Principal Accounting Officer)