Form 10-K
period 2013-12-31
Revolutionary Concepts Inc
filed 2014-05-01
CIK 1320767

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

––––––––––––––––

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $782,948. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

       State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: At April 15, 2014, there were 647,796,993 shares of Common Stock, $0.001 par value per share issued and outstanding

Documents Incorporated By Reference

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

(3)

PART I

Item 1.    Business

The Company is a development stage company positioned to begin launch and license of its patented technologies. The Company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. The Company is engaged in the licensing and development of patented entry management systems consisting of smart camera technologies that interface with smart devices enabling remote monitoring and new childrens carseat technologies.

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

The original RCI /IQmagine agreement has been terminated and an new agreement is being negotiated. The original agreement involved the development of the RCI Car Seat patent # 8,016,676. The new license agreement will involve the development and/or licensing of 4 (four) products;

1)     The original RCI Car Seat

2)     A newly designed and patent pending “Smart Seat”

3)     An interactive “Plush Toy” product

4)     An accessory for infant carriers and strollers

The new agreement identifies the advancements accomplished under the original agreement as well as clearly defines additional responsibilities of each partner, As a result, shareholders can expect periodic reports, updates and/or press releases to be issued by our licensee

On September 23, 2013, the Company’s Board of Directors agreed to effectively sell or license a 100% interest in U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 and a patent pending application continuation in part related to these patents, to a third party. to a third party. Under the terms of the agreement, the third party bears ongoing development and operational cost to build and or secure a licensee or to sell this entire patent portfolio under the best value that can be negotiated. Additionally, the acquiring entity bears all legal cost to prosecute and defend the patents in any infringement actions. Under the terms of the agreement, the Company would receive 40% of all gross profit generated by the sale and or licensing of the patents.

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

As with many development stage companies, the Company is currently considered to be in unsound financial condition. Our Auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. The Company currently has a negative net worth, extremely limited cash and had net losses $(942,182) at December 31, 2013 and $(8,370,223) at December 31, 2012. We had accumulated deficits to our stockholder’s equity of $(13,893,828) and $(12,951,606) for the years ended 2013 and 2012 respectively. Further, it may incur significant losses through 2014 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of December 31, 2013, the Company had 605,010,766 shares of its common stock issued and outstanding.

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

To date, our efforts have been largely devoted to developing the Company’s corporate structure, supporting investor relations and seeking patent protection around verticals of the core system. The Company is currently focused on the development stage now that the supporting technologies for the EyeTalk® system have emerged. Through its licensing agreement, the company is actively involved in infringement review and identifying possible licensing opportunities. Product development remains a key goal of the company as well; however, it may or may not be as practical as once considered.

(7)

Item 1A.    RISK FACTORS

THE COMPANY CANNOT ASSURE THAT IT WILL EVER GENERATE SIGNIFICANT REVENUES, DEVELOP OPERATIONS, OR MAKE A PROFIT. ITS INDEPENDENT AUDITORS HAVE NOTED THAT THERE IS SUBSTANTIAL DOUBT ABOUT THE ABILITY TO CONTINUE AS A GOING CONCERN.

The Company’s independent auditors have noted that there is substantial doubt that it can continue as a going concern. As reflected in our financial statements the Company has had cumulative operating losses. The Company currently has a negative net worth, extremely limited cash and had net losses $(942,182) at December 31, 2013 and $(8,370,223) at December 31, 2012. We had accumulated deficits to our stockholder’s equity of $(13,893,787) and $(12,951,606) for the years ended 2013 and 2012 respectively. Management expects the losses to continue, thereby requiring addition capital, some of which may be generated from this offering. There can be no assurance that our plans will be successful. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

OUR OFFICERS HAVE RECEIVED LOANS THAT MAY HAVE TO BE EXPENSED AND WHICH MAY CREATE CERTAIN TAX OBLIGATIONS.

From our date of incorporation, February 2005, through the date of this filing, the officers of the Company have not taken salaries but have taken advances from the Company, some of which have been repaid. The Company has booked these loans to shareholders as unpaid capital contributions on the balance sheet. As of December 31, 2013, the Company had loans to shareholders of approximately $86,780 to its officers and directors. As of December 31, 2012, the outstanding loans to the officers and directors were $83,562, including accumulated interest. The loans carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. If for any reason some of these loans default they will be written off as compensation expense in the income statement and the Company has already accrued estimated payroll taxes due at $7,175 as of December 31, 2013 for the principal amount of the unpaid capital contributions.

The company is a development stage company with no operating history for you to evaluate and it has not proven an ability to generate profits.

The Company is a developmental stage company. Although it has developed a working prototype and has identified potential markets, product development cannot be guaranteed... The Company has no meaningful revenues so it will be difficult for you to evaluate an investment in the Company’s securities. From inception to date, the Company has had no revenues. The Company may never be able to become profitable.

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

Since inception the Company has had no revenues. The Company has not achieved profitability and expects to continue to incur net losses throughout fiscal 2014 and possibly subsequent fiscal periods. The Company expects to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if it does achieve profitability, it may be unable to sustain or increase profitability on an ongoing basis.

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

(9)

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

(10)

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

(13)

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

(14)

Item 1B.    UNRESOLVED STAFF COMMENTS

         This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer

Item 2.    PROPERTIES

The Company leases office space at 1914 JN Pease Place Charlotte, NC 28262. The Company lease is for one year at a rate of approximately $2,400 per month, and includes all utilities, office phone and support staff for our management.

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

The Company complied with this notice and assigned Mr. McDougal’s interest in a note for unpaid salary to Omisun Azali, per the courts instructions.

On February 12, 2013, the Company received notice that a petitioner had been issued a summary judgment against the Company in the amount of $6,485.96, including $1,250.00 attorney fees, plus interest.

Item 4.    MINE SAFETY DISCLOSURES.

Not applicable

(15)

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

	High	Low
Fiscal Year 2010
Third Quarter (September 13– September 30 2010)	$0.27	$0.15
Fourth Quarter (October – December 2010)	$0.82	$0.24

Fiscal Year 2011
First Quarter (January-March 2011)	$0.60	$0.05
Second Quarter (April-June 2011)	$ 0. 09	$0.01
Third Quarter (July– September 2011)	$0.08	$0.04
Fourth Quarter (October – December 2011)	$0.07	$0.01

Fiscal Year 2012
First Quarter (January – March 2012)	$0.04	$0.01
Second Quarter (April-June 2012)	$0.005	$0.03
Third Quarter (July– September 2012)	$0.0011	$0.0065
Fourth Quarter (October – December 2012)	$0.0006	$0.031

Fiscal Year 2013
First Quarter (January – March 2013)	$0.0132	$0.0018
Second Quarter (April-June 2013)	$0.0042	$0.0012
Third Quarter (July– September 2013)	$0.0055	$0.0009
Fourth Quarter (October – December 2013)	$0.0060	$0.0010

On April 7, 2014, the closing bid price of our common stock was $0.0114

(16)

Holders

As of December 31, 2014, there were 605,010,766 shares of our common stock issued and outstanding and held by 253 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is slightly higher.

Dividends

We may never pay any dividends to our shareholders. We did not declare any dividends for the year ended December 31, 2013, for common shareholders.. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Under the terms of our purchase of Greenwood Finance Group, we pay a quarterly dividend to Rainco Industries, based on the number of Preferred Shares that they hold. During the year ended December 31, 2013, we accrued a dividend payable of $1,800,000 to Rainco under these terms.

Recent sales of unregistered securities

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

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest. The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party and a request to modify the conversion price to $0.0008 was approved, leaving a balance of $7,869.90 with the original party. On December 31, 2013, $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note. This conversion reduced the Company notes payable by $20,000.

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share. On November 13, 2013 this note was amended was assigned to a non-related third party, A request to modify the conversion price to $0.00094 was approved. On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion reduced the Company notes payable by $23,210

From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. On December 31, 2013, a total of $23,900 was converted to restricted common shares, which leaves a remaining principal balance of $13,600. This conversion of debt reduced the Company notes payables $23,900.

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

(17)

On July 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,106 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

In August, 2013 a note originated in December 30, 2012 as a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest, with the right to convert the note to common stock. was amended and $25,789 and $28,245 of the note was assigned to two non-related third parties, leaving a balance of $33,966 with the original party. On December 15, 2013 one of the third parties, converted $28,245 to restricted common shares, which leaves a remaining principal balance of $0 on this portion of the assigned note. On December 19, 2013 one of the third parties, converted $25,789 to restricted common shares, which leaves a remaining principal balance of $0 on this portion of the assigned note. These conversions reduced the Company notes payable by $54,034. There is a remaining principal balance of $33,966 on the original note.

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

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140, 806 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On October 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,895 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On November 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $16,677 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On December 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,895 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On December 31, 2013 the Company entered into three, three (3) year convertible Promissory Note with its President and CEO, Ronald Carter for $112,663, $59,194 and $5,643, each at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On December 31, 2013 the Company entered into two, three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $126,000 and $74,000, each at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

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

(18)

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K

       The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of December 31, 2013 or 2012.

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

(19)

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

The Company will account for its employee stock based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25. “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received will be based upon the fair value of the equity instruments issued, as the services are provided and the securities earned. SFAS No. 123, “Accounting for Stock-Based Compensation”, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions. For the period from inception (March 12, 2004) to December 31, 2013, no stock options were committed to be issued to employees.

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

(20)

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, accounts payable and accrued expenses, approximates their fair value at December 31, 2013 due to the relatively short-term nature of these instruments.

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

(21)

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

Unpaid Capital Contributions

“Unpaid Capital Contributions” are short-term loans to our officers and directors in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $86,780 and $83,562 in 2013 and 2012, respectively.

Management expects these loans on a rolling basis throughout the term of the five year loans. After deducting re-payments made by the officers and adding accumulated interest, balances were due as of year ended 2013 and 2012 as follows:

	12/31/13	12/31/12
Garry Stevenson	37,200	35,814
Bethiel Tesfasillasie	49,580	47,748
	$86,780	$83,562

In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in its income statement.

(22)

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report in connection with the audit of our financial statements as of December 31, 2013 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 23, 2013, the Company’s Board of Directors agreed to effectively sell a 100% interest in U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 and a patent pending application continuation in part related to these patents, to a third party. Under the terms of the agreement, the third party bears ongoing development and operational cost to build and or secure a licensee or to sell this entire patent portfolio under the best value that can be negotiated. Additionally, the acquiring entity bears all legal cost to prosecute and defend the patents in any infringement actions. Under the terms of the agreement, the Company would receive 40% of all gross profit generated by the sale and or licensing of the patents. As discussed in subsequent events in our footnotes, this agreement was changed to an exlcusive licensing agreement.

(23)

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

As a residential application, the EyeTalk® system may provide very effective and efficient means of entry management allowing seamless communication to and from a location to the owner to interact remotely with anyone who approaches, with the benefit of audio, video and data communication. The system utilizes new technology to synergistically improve communication, security, convenience, messaging, entry management and access control.

(24)

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

This area needs to be completed with information from Ross

(25)

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

(26)

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

Below is an illustration of the security market segments. (2011)

(27)

Future Plans and Potential Markets

Our management believes the six (6) awarded patents in wireless security and one related to an advanced childs carseat identify capabilities that make up a significant portion of a tremendous industry. Research and current trends suggest that the security industry will continue to experience increased spending and growth on detection devices such as EyeTalk®. Our Intellectual Property makes it more than just a provider but the outright owner of a very relevant and significant IP… a tremendous asset. Our management contends that the future of our company is bright and the options of development and/or licensing provide incredible latitude.

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

This section requires input from Ross

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

(28)

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

(29)

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

(30)

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

(31)

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

(32)

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

The Company complied with this notice and assigned Mr. McDougal’s interest in a note for unpaid salary to Omisun Azali, per the courts instructions.

On February 12, 2013, the Company received notice that a petitioner had been issued a summary judgment against the Company in the amount of $6,485.96, including $1,250.00 attorney fees, plus interest.

(33)

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

Results of Operations

Comparison of Twelve months Periods Ended December 31, 2013 and December 31, 2012

Assets. Assets increased by $11,586 to $148,083 as of December 31, 2013, or approximately 8.5%, from $136,497 as of December 31, 2012. This increase was primarily due to additional value added to our patents, notes receivable, and security deposits. This is also net of the reserve of $7,108,861 by our subsidiary Greenwood Finance Group, LLC for its notes receivables and accumulated interest income receivable.

Liabilities. Total liabilities increased by $2,353,156 to $4,711,999 as of December 31, 2013, or approximately 99.76%, from $2,358,843 as of December 31, 2012. The increase was primarily due to increases notes payable, amortization related to our derivative liability notes payables, accrued payroll expenses for payroll and the related expected payroll liability and a contingent payroll liability that we have booked on unpaid capital contributions. As the Company continued to develop its technology, it has incurred additional development and legal cost associated with protecting its IP rights and furthering the abilities of the technology. Additionally, we plan to convert some of the accrued compensation and expenses of certain officers and vendors into long term notes payable, to reduce our current liabilities, improve our cash flow, and improve the Balance Sheet.

(34)

Stockholders' Equity. Stockholders' equity decreased by $2,341,570 to $(4,563,916) as of December 31, 2013 or approximately 105% from $(2,222,346) as of December 31, 2012 The decrease was due primarily to from the issuance of stock for services and debt retirement valued at $268,978 offset by increases in paid in capital for these issuance, accumulated dividends payable through our purchase agreement with Rainco and a total net loss of $972,182 for the year. Additionally, through our acquisition of Greenwood Finance Group, LLC, the reserve of $7,108,861 for its notes receivables and accumulated interest income receivable.

We are still a development-stage company and have not had revenues from our operations or reached the level of our planned operations.  Our general and administrative expenses were $676,540 and $850,594 for the years ended December 31, 2013 and 2012 respectively.  General and administrative expenses principally consist of those costs required to maintain our corporate existence, and to meet our statutory requirements as a small public reporting company.  Such costs include legal fees, accounting fees, auditing fees, transfer agent costs, marketing and other fees for filing our reports with the Securities and Exchange Commission. Other significant costs include continued research and development and professional fees both related to our further development of our principal product EyeTalk® and the related patents. Compensation to officers is being accrued, even though most of the accrued compensation will not likely be paid in cash.

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

Overall, we had a net change in cash of $0 for the years ended December 31, 2013and 2012.

Cash Flows from Operating Activities. Net cash used in operations of $386,797 for the twelve-months period ended December 31, 2013 was attributable to a net loss of $942,182 and an increase in accounts payable and accrued expenses of $2,089,499 which was offset by a non-cash expense for depreciation and amortization of $6,015, amortization of debt discount and loss on derivative liabilities of $98,864 and an increase in the accumulated dividend in the amount of $1,800,000.

Cash Flows from Investing Activities. Net cash used by investing activities was $8,465 for the year ended December 31, 2013.

Cash Flows from Financing Activities. Net cash provided by financing activities of $395,261 for the twelve-month period ended December 31, 2013 was attributable to the issuance of notes payable $398,480, plus the reduction of unpaid capital contributions in the amount of $3,219.

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

(35)

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

(36)

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

(37)

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

(38)

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

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest. The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party and a request to modify the conversion price to $0.0008 was approved, leaving a balance of $7,869.90 with the original party. On December 31, $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note. This conversion reduced the Company notes payable by $20,000.

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share. On November 13, 2013 this note was amended was assigned to a non-related third party, A request to modify the conversion price to $0.00094 was approved. On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion reduced the Company notes payable by $23,210

From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. On December 31, 2013, a total of $23,900 was converted to restricted common shares, which leaves a remaining principal balance of $13,600. This conversion of debt reduced the Company notes payables $23,900.

(39)

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

On July 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,106 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

In August, 2013 a note originated in December 30, 2012 as a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest, with the right to convert the note to common stock. was amended and $25,789 and $28,245 of the note was assigned to two non-related third parties, leaving a balance of $33,966 with the original party. On December 15, 2013 one of the third parties, converted $28,245 to restricted common shares, which leaves a remaining principal balance of $0 on this portion of the assigned note. On December 19, 2013 one of the third parties, converted $25,789 to restricted common shares, which leaves a remaining principal balance of $0 on this portion of the assigned note. These conversions reduced the Company notes payable by $54,034. There is a remaining principal balance of $33,966 on the original note.

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

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140, 806 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On October 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,895 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On November 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $16,677 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On December 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,895 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On December 31, 2013 the Company entered into three, three (3) year convertible Promissory Note with its President and CEO, Ronald Carter for $112,663, $59,194 and $5,643, each at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On December 31, 2013 the Company entered into two, three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $126,000 and $74,000, each at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

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

(40)

Recent Accounting Pronouncements

FASB Accounting Standards Codification

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

(41)

Non-controlling Interests

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

“Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995

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

(42)

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

Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

(43)

PART III

Item 10.    Directors and Executive Officers and Corporate Governance

Directors and Executive Officers.

Set forth below is information regarding the Company’s current and recent directors and executive officers. There are no family relationships between any of our directors or executive officers.

Name	Age	Title
Ronald Cater	59	Founder,President, CEO, Director
Garry Stevenson	63	CFO, Vice President, Director
Bethiel Tesfasillasie	40	Director
Markus Hagar	58	Diector
Solomon Ali	51	Sr. Vice President, Director

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

(44)

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

Markus Hagar – Director

On September 23, 2013, the Board of Directors appointed Markus Hager as a member of the Board of Directors. Mr. Hagar was teacher in South Carolina from August 2003 through 2009. He has been retired since 2009. Mr. Hagar received his Bachelor of Science in Accounting from North Carolina Agricultural and Technical State University, Greensboro, NC in 1992 and a MAT in Education, Concentration:

Behavioral-Emotional Handicapped from North Carolina Central University, Durham, NC in 2001.

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

Based solely upon a review of Forms 3, Forms 4, and Forms 5 furnished to us pursuant to Rule 16a-3 under the Exchange Act, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2013 were timely filed, as necessary, by the officers, directors, and security holders required to file such forms, except that Mr. Carter filed one Form 4 late.

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

(45)

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

(46)

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

The Company complied with this notice and assigned Mr. McDougal’s interest in a note for unpaid salary to Omisun Azali, per the courts instructions.

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

(47)

Item 11.    Executive Compensation

The shares issued in 2010 to directors Claude McDougal and Solomon Ali were issued as part of their agreements and valued at the market value at the time of issuance, $0.10 per share. The shares issued to Directors in August 2011 were issued by the Board for their contributions to milestones reached by the Company over the previous year in lieu of compensation. The shares were and valued at the market value at the time of issuance, $0.05 per share. The salaries recorded for 2013 were not paid, but were accrued have been converted to notes payable, other than $22,500 paid to Ronald Carter.

The following table and the accompanying notes provide summary information for each of the last five fiscal years concerning cash and non-cash compensation paid or accrued.

Summary Compensation Table

						Non-Equity
Name And				Stock	Option	Incentive Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards	Awards($)	Compensation	Compensation ($)	Total ($)
Ronald Carter	2008	0	0	0	0	0	$46,937	46,937
Chairman of,	2009	35,446	0	0	0	0	0	35,446
Board	2010	92,308	0	0	0	0	0	92,308
President And	2011	200,000	0	90,000	0	0	0	290,000
CEO	2012	200,000	0	0	0	0	0	200,000
	2013	200,000	0	0	0	0	0	200,000

Gary Stevenson	2008	0	0	0	0	0	0	0
CFO, Vice	2009	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0
Director	2011	0	0	60,000	0	0	0	60,000
	2012	0	0	0	0	0	0	0
	2013	0	0	0.	0	0	0	0

Bethiel Tesfasillasie	2008	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2011	0	0	60,000	0	0	0	60,000
	2012	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0

Markus Hagar	2008	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0

Solomon Ali	2008	0	0	0	0	0	0	0
Sr. Vice	2009	0	0	0	0	0	0	0
President And	2010	46,154	0	282,407	0	0	0	328,561
Director	2011	150,000	0	60,000	0	0	0	210,000
	2012	200,000	0	0	0	0	0	200,000
	2013	200,000	0	0	0	0	0	200,000

(48)

The officers and directors have taken limited salary but have taken loans in lieu of salary or other compensation. These loans are unsecured, bear a 5% interest and have five year repayment term. The total balance of loans to officers and directors was $86,780 and $83,562 in 2013 and 2012, respectively and have been recorded as “Unpaid Capital Contributions”.

The Company expects these loans to be repaid on a rolling basis throughout the term of the five year loans. After subtracting re-payments made and adding in accumulated interest, the following balances were owed as of years ended 2013 and 2012.

	12/31/13	12/31/12
Garry Stevenson	37,200	35,814
Bethiel Tesfasillasie	49,580	47,748
	$86,780	$83,562

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

2013 and 2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

OPTION AWARDS	STOCK AWARDS
Equity
Incentive
Equity	Equity Incentive	Plan Awards:
Incentive	Plan Awards:	Market or
Number of	Number of	Plan Awards:	Market	Number of	Payout Value
Securities	Securities	Number of	Number of	Value of	Unearned	of Unearned
Underlying	Underlying	Securities	Shares or	Shares or	Shares, Units	Shares, Units
Unexercised	Unexercised	Underlying	Option	Option	Units of	Units of	or Other	or Other
Options	Option	Unexercised	Exercise	Expiration	Stock That	Stock That	Rights That	Rights That
Unearned	Price	Date	Have Not	Have Not	Have Not	Have Not
Options	Vested	Vested	Vested	Vested
#	#	#	($)	(#)	($)	(#)	($)

NAME	Exercisable	/Unexercisable

Ronald	2012	0	0	0	0	0	0	0	0	0
Carter	2013	0	0	0	0	0	0	0	0	0
Garry	2012	0	0	0	0	0	0	0	0	0
Steveson	2013	0	0	0	0	0	0	0	0	0
Bethiel	2012	0	0	0	0	0	0	0	0	0
Tesfalillasie	2013	0	0	0	0	0	0	0	0	0
Solomon	2012	0	0	0	0	0	0	0	0	0
Ali	2013	0	0	0	0	0	0	0	0	0
Markus	2011	0	0	0	0	0	0	0	0	0
Hagar	2012	0	0	0	0	0	0	0	0	0

(49)

2012 and 2013 OPTION EXERCISES AND STOCK VESTED TABLE

		Option Awards	Stock Awards
Name	Year	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald Carter	2012	0	0	0	0
	2013	0	0	0	0
Garry Stevenson	2012	0	0	0	0
	2013	0	0	0	0
Betheil Tesfasillasie	2012	0	0	0	0
	2013	0	0	0	0
Solomon Ali	2012	0	0	0	0
	2013	0	0	0	0
Markus Hagar	2012	0	0	0	0
	2013	0	0	0	0

2012 and 2013 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Ronald Carter 2012-2013		0	0	0

Garry Stevenson 2012-2013		0	0	0

Bethiel Tesfasillasie 2012-2013		0	0	0

Solomon Ali 2012-2013		0	0	0

Markus Hagar 2012-2013		0	0	0

2012 and 2013 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Ronald Carter	2012 2013	0 0	0 0	0 0	0 0	0 0
Garry Stevenson	2012 2013	0 0	0 0	0 0	0 0	0 0
Bethiel Tesfasillasie	2012 2013	0 0	0 0	0 0	0 0	0 0
Solomon Ali	2012 2013	0 0	0 0	0 0	0 0	0 0
Markus Hagar	2012 2013	0 0	0 0	0 0	0 0	0 0

2012 and 2013 DIRECTOR COMPENSATION TABLE

						Change in Pension Value and
		Fees Earned or			Non-Equity Incentive Plan	Nonqualified Deferred
		Paid in Cash	Stock Awards	Option Awards	Compensation	Compensation Earnings	All Other Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)
Ronald Carter	2012	200,000	0	0	0	0	0	200,000
	2013	200,000	0	0	0	0	0	200,000

Garry Stevenson	2012	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0

Bethiel Tesfalillasie	2012	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0

Solomon Ali	2012	200,000	0			0	0	200,000
	2013	200,000	0	0	0	0	0	200,000

Markus Hagar	2012	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0

(50)

2012 and 2013 ALL OTHER COMPENSATION TABLE

Name				Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Ronald Carter	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Garry Stevenson	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Bethiel Tesfasillasie	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Solomon Ali *	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Markus Hagar	2012 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2012 and 2013 PERQUISITES TABLE

						Total Perquisites
		Personal Use of				and
		Company	Financial Planning/			Other Personal
NAME	Year	Car/Parking	Legal Fees	Club Dues	Executive Relocation	Benefits

Ronald Carter	2012	0	0	0	0	0
	2013	0	0	0	0	0
Garry Steveson	2012	0	0	0	0	0
	2013	0	0	0	0	0
Bethiel Tesfalillasie	2012	0	0	0	0	0
	2013	0	0	0	0	0
Solomon Ali	2012	0	0	0	0	0
	2013	0	0	0	0	0
Markus Hagar	2012	0	0	0	0	0
	2013	0	0	0	0	0

2012 and 2013 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

			Before
			Change in	After Change in
			Control	Control
			Termination	Termination w/o Cause
			w/o Cause or for	or for Good	Voluntary			Change in
		Benefit	Good Reason	Reason	Termination	Death	Disability	Control	Basic salary

NAME	Year

Ronald Carter	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Garry Steveson	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Bethiel Tesfalillasie	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Solomon Ali	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
Markus Hagar	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

*Mr. Hagar was appointed as a Director on September 2013.

(51)

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains certain information as of December 31, 2013 as to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the Company’s Common Stock, (ii) each person who is a Director of the Company, (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding shares held by them on such dates.

Current

Name and Position	Shares	Percentage
Ron Carter President/CEO, Director	18,519,515.0306
Garry Stevenson, Vice President, CFO, Director	2,908,517.0048
Bethiel Tesfasillasie, Director	1,534,800.0025
Solomon Ali, Vice President, Director	10,600,405.0160
Markus Hagar	2,085,000.0035
Totals	41,060,727	5.74%

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

PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value, of which 10,000,000 shares have been issued for our acquisition of Greenwood Finance Group, LLC. The Board of Directors may issue such shares of Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions.

(52)

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

(53)

Item 13.    Certain Relationships and Related Transactions, and Director Independence

         None

Unpaid Capital Contributions

As of December 31, 2013, the Company had loans from shareholders of the Company of approximately $86,780 to its officers and directors. As of December 31, 2012, the outstanding loans were $83,562. The advances carry an interest rate of 5% and have been recorded as “Unpaid Capital Contributions”. In the event that the loans are not fully repaid, any shortfall will be written off as compensation expense in our income statement.

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

(54)

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

The financial statements for the years ended December 31, 2013 and 2012 have been audited by our auditors, Bongiovanni & Associates, P.A.  The Chief Executive Officer pre-approves all audit and non-audit services prior to the performance of services by our independent accountants.  The percentage of hours expended on the audit by persons other than full time, permanent employees of each accounting firm was 20 hours.

Audit Fees

Aggregate fees billed to us during years ended December 31, 2013 and 2012 for professional services by our principal accountants, for the audit of our annual financial statements and the review of quarterly financial statements were $22,000 and $22,000, respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

Aggregate fees billed to us during the years ended December 31, 2013 and 2012 for professional services by our principal accountants for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

Aggregate fees billed during the years ended December 31, 2013 and 2012 for products or other services by our principal accountants that are not reported in the previous three paragraphs were $0 and $0, respectively.

(55)

Item 15.    Exhibits, Financial Statement Schedules

A.	Documents included as part of this report:	PAGE
	1. The financial statements for the Registrant are included in this report.
	Balance Sheets as of December 31, 2013 and 2012;	58
	Statements of Operations for the years ended December 31, 2013 and 2012;	59
	Statements of Stockholders' Deficit for the years ended December 31, 2013 and 2012;	60
	Statements of Cash Flows for the years ended December 31, 2013, and 2012;	61
	Notes to Financial Statements	62

	2. See the Index to Exhibits on page 53 of this Form 10-K

B.	Exhibits required by Item 601 of Regulation S-K. See item (a) 3 above

(56)

FL Office

7951 SW 6th St., Suite. 216

Plantation, FL 33324

Tel: 954-424-2345

Fax: 954-424-2230

NC Office

19720 Jetton Road, 3rd Floor

Cornelius, NC 28031

Tel: 704-892-8733

Fax: 704-892-6487

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Revolutionary Concepts, Inc. and its subsidiary

We have audited the accompanying consolidated balance sheets of Revolutionary Concepts, Inc. and its subsidiary (A Development Stage Company) (“The Company”) as of December 31, 2013 and 2012, and the consolidated statements of operations, consolidated stockholders’ deficit, and consolidated cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revolutionary Concepts, Inc. and its subsidiary (A Development Stage Company) as of December 31, 2013 and 2012, the results of its operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/ Bongiovanni & Associates, PA/

Bongiovanni & Associates, PA

Certified Public Accountants

Cornelius, North Carolina

The United States of America

April 15, 2014

www.ba-cpa.net

(57)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
as of:	(Audited)	(Audited)
	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Accrued interest receivable, net of reserve $1,298,269 (see note 11)	-	-
Total Current Assets	-	-

Fixed Assets
Furniture and equipment	13,028	13,028
Accumulated depreciation	(11,890)	(11,448)
Total Net Fixed Assets	1,139	1,580

Other Assets
Patent costs	116,450	112,985
Accumulated amortization	(97,804)	(92,231)
Total Patent Costs net of accumulated amortization	18,645	20,754

Related party note receivable	112,663	112,663
Notes receivable, net of reserve $7,108,861 (see note 11)	5,000	-
Marketable securites	-	-
Security deposits	10,636	1,500
Total Other Assets net of accumulated amortization	146,944	134,917

TOTAL ASSETS	$ 148,083	$ 136,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 259,541	$ 165,630
Checks in excess of bank balance	759	840
Derivative liability	18,892	82,222
Convertible notes, net of discounts of $9,051 and $27,913 respectively	4,550	21,086
Current portion of long-term debt	919,434	516,657
Notes payable - related parties	374,000	-
Other accrued expenses	2,154,085	721,478
Total Current Liabilities	3,731,261	1,507,913

Long-term Debt
Notes payable	262,432	476,930
Notes payable - related parties	718,306	374,000
Total Long-term Debt	980,738	850,930

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 and -0- shares reserved and outstanding	10,000	10,000
Common stock, $.001 par value, 605,010,766 and 335,949,025 shares
issued and outstanding, 1,000,000,000 authorized, respectively	605,011	335,949
Additional paid in capital	10,601,640	10,466,872
Unpaid capital contributions (see note 3)	(86,780)	(83,562)
Dividend accumulated adjustment	(1,800,000)	-
Deficit accumulated during the development stage	(13,893,787)	(12,951,606)
	(4,563,916)	(2,222,346)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 148,083	$ 136,497

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(58)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For The 12 Months Periods Ending December 31, 2013 and 2012
And The Period From March 12, 2004 (Inception) To December 31, 2013

	For The Years Ending December 31,		March 12, 2004 (Inception) to December 31,
	2013	2012	2013

OPERATING EXPENSES
Automobile expense	1,526	—	30,469
Bank charges	1,574	1,557	10,721
Compensation	182,564	—	218,010
Unpaid accumulated compensation	300,000	391,750	1,670,109
Depreciation & amortization expense	6,015	6,666	112,764
License and permits	1,971	8,005	17,896
Marketing	28,686	251,893	280,579
Office expense	5,001	—	25,118
Office supplies	1,595	995	17,754
Payroll taxes	(47,465)	(4,288)	29,675
Printing and reproduction	—	633	17,062
Professional fees	147,918	160,642	2,652,963
Rent expense	32,899	17,042	55,612
Research and development expense	—	269	596,707
Telephone expense	2,843	5,096	31,334
Travel expense	4,429	9,076	118,990
Website development expense	4,810	222	19,141
Other expenses	2,174	1,037	57,177
Total Operating Expenses	676,540	850,594	5,962,081

OTHER INCOME & (EXPENSE)
Interest income	1,068,937	268,887	1,354,821
Reserve of interest income	(1,032,599)	(265,670)	(1,298,269)
Reserve for notes receivable	—	(7,108,861)	(7,108,861)
Other income	—	—	490
Gain/(Loss) on derivatives	33,363	(134,941)	(101,578)
Interest expense & amortization of debt discount	(335,342)	(279,044)	(778,310)
Total Other Income and Expense	(265,642)	(7,519,629)	(7,931,708)

NET (LOSS)	(942,182)	(8,370,223)	(13,893,789)

Weighted average number of
common shares outstanding	418,736,971	158,180,506	63,366,828

Net (Loss) per common shares
outstanding	*	$(0.05)	$(0.22)

* less than $0.01

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(59)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The 12 Months Period Ended December 31, 2013 And 2012
And The Period From March 12, 2004 (Inception) To December 31, 2013

			March 12, 2004
	(Audited)	(Audited)	(Inception) to
	December 31,	December 31,	December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(942,181)	$(8,370,223)	$(13,893,788)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Reserve for notes receivable, net of reserve $7,108,861 (see note 11)	—	7,108,861	7,108,861
Depreciation and amortization	6,015	6,666	109,694
Amortization of debt discount	98,864	145,234	193,838
Loss on derivative liability	13,155	134,941	148,096
Adjustment to derivative liability for value of converion	156,484	—	156,484
(Increase) in other assets	(9,136)	0	(123,299)
Common shares issued for services received and officer compensation	504	4,990	1,483,650
Dividend accumulated adjustment	(1,800,000)	—	(1,800,000)
Increase (decrease) in accounts payable	93,830	(54,596)	259,460
Increase (decrease) in accrued expenses and other liabilites	1,995,669	566,599	3,260,189
NET CASH (USED IN) OPERATING ACTIVITIES	(386,796)	(457,526)	(3,096,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	(797)	(13,028)
Investment in marketable securities	—	—	—
Investment in notes receivable	(5,000)
Investment in patent costs	(3,465)	(13,446)	(116,450)
NET CASH (USED BY) INVESTING ACTIVITIES	(8,465)	(14,243)	(129,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of common stock shares for conversion of debt		—	—
Issuance of notes payable	398,480	474,986	1,847,248
Retirement of notes payable		—
Paid in capital from private placements and warrats	—	—	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(3,219)	(3,217)	(86,781)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	395,261	471,769	3,226,292

NET INCREASE (DECREASE) IN CASH	(0)	(0)	0

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	$—	$—	$—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$(0)	$(0)	$0

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	274,332	$—	470,768
Cash paid during the period for income taxes	—	$—	—
Reserve of preferred stock for acquisition	—	$7,108,861	—
Interest income, net of reserve $1,298,629 (see Note 11)	36,337	$—	—
Issuance of common stock for the conversion of debt	268,978	$416,751	2,949,304

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(60)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For The Period From Inception March 12, 2004) to December 31, 2004 And
For The Years Ended December 31, 2005, 2006, 2007, 2008, 2009, 2010, 2011, 2012 And 2013

							Deficit
							Accumulated
	Number of		Number of		Additional	Unpaid	During the
	Preferred	Preferred	Common	Common	Paid in	Capital	Development
	Shares	Stock	Shares	Stock	Capital	Contribution	Stage	Total
Balance as of March 12, 2004
			10,000	$1	$32,499	$—	$(3,991)	$28,509

Contributed Capital					99,500			99,500
Unpaid capital contributions (see note 3)						(21,695)		(21,695)
Net (Loss)							(86,084)	(86,084)
Balance as of December 31, 2004	—	—	10,000	1	131,999	(21,695)	(90,075)	20,230
Common shares issued after re-domicile			15,990,000	15,999				15,999
Common shares for services received			1,000,000	1,000	99,000			100,000
Private placement memorandum I issued from
March 2005 to December 2005 at $0.50/share			850,000	850	455,151			456,001
Unpaid capital contributions (note 3)						(130,532)		(130,532)
Net (Loss)							(518,270)	(518,270)
Balance as of December 31, 2005	—	—	17,850,000	17,850	686,150	(152,227)	(608,345)	(56,572)
Private placement memorandum I issued from
January 2006 to March 2006 at $0.50/share			150,000	150	61,994			62,144
Shares repurchased with cash			(144,000)	(144)	(9,500)			(9,644)
Unpaid capital contributions (note 3)						26,496		26,496
Net (Loss)							(77,222)	(77,222)
Balance as of December 31, 2006	—	—	17,856,000	17,856	738,644	(125,731)	(685,567)	(54,798)
Private placement memorandum II issued
from May 2007 to Oct. 2007 at $0.50/share			642,200	642	320,458			321,100
Common shares for services received			313,500	314	156,436			156,750
Unpaid capital contributions (see note 3)						18,335		18,335
Net (loss)							(464,718)	(464,718)
Balance as of December 31, 2007	—	—	18,811,700	18,812	1,215,538	(107,396)	(1,150,285)	(23,331)
Shares issued for retirement of debt			630,811	631				631
Additional paid in capital					314,775			314,775
Unpaid capital contributions (see note 3)						(79,776)		(79,776)
Net (loss)							(221,484)	(221,484)
Balance as of December 31, 2008	—	—	19,442,511	19,443	1,530,313	(187,172)	(1,371,769)	(9,185)
Shares issued for warrants 10,000 class A at
$0.65/share and 10,000 class B at $0.95/share			20,000	20	15,480			15,500
Private placement memorandum III issued
from April 21 to Sept. 30, 2009 at $1.25/share			111,600	112	139,388			139,500
Common shares for services received			32,500	32	40,593			40,625
Unpaid capital contributions (see note 3)						29,587		29,587
Net (Loss)							(529,798)	(529,798)
Balance as of December 31, 2009	—	—	19,606,611	19,607	1,725,774	(157,585)	(1,901,567)	(313,771)
Shares issued for warrants: 14,538 class A at
$0.65/share and 10,000 class B at $0.90/share			24,538	25	18,425			18,450
Common shares issued for retirement of debt			13,517,260	13,517	38,483			52,000
Common shares for services received			4,709,124	4,709	465,969			470,678
Unpaid capital contributions (see note 3)						35,633		35,633
Net (loss)							(912,479)	(912,479)
Balance as of December 31, 2010	—	—	37,857,533	37,858	2,248,651	(121,952)	(2,814,046)	(649,489)
Common shares for services received			6,549,436	6,549	310,923			317,472
Common shares issued for officer compensation			6,600,000	6,600	333,400			340,000
Common shares issued for retirement of debt			20,274,220	20,274	92,097			112,371
Unpaid capital contributions (see note 3)						41,607		41,607
Net (loss)							(1,767,337)	(1,767,337)
Balance as of December 31, 2011			71,281,189	71,281	2,985,071	(80,345)	(4,581,383)	(1,605,376)
Preferred shares reserved for acquisition	10,000,000	10,000			7,098,861	—	—	7,108,861
Common shares for services received			159,000	159	4,831	—	—	4,990
Common shares issued for retitrement of related party debt			27,692,312	27,692	110,769	—	—	138,461
Common shares issued for retirement of debt			236,816,524	236,817	41,473	—	—	278,290
Unpaid capital contributions (see note 3)			—	—	—	(3,217)	—	(3,217)
Adjustment to derivative liability for value of convesion			—	—	225,867	—	—	225,867
Net (loss)			—	—	—	—	(8,370,223)	(8,370,223)
Balance as of December 31, 2012	10,000,000	$10,000	335,949,025	$335,949	$10,466,872	$(83,562)	$(12,951,606)	$(2,222,347)
Common shares issued for retirement of debt			268,977,741	268,978	(22,136)	—	—	246,842
Common shares for services received			84,000	84	420	—	—	504
Unpaid capital contributions (see note 3)			—	—	—	(3,218)	—	(3,218)
Adjustment to derivative liability for value of conversion		—	—	—	156,484	—		156,484
Dividend accumulated adjustment			—	—	—	—	(1,800,000)	(1,800,000)
unrealized gain on marketable securities			—	—	—	—	—	—
Net (loss)			—	—	—	—	(942,182)	(942,182)
Balance as of December 31, 2013	10,000,000	10,000	605,010,766	605,011	10,601,640	(86,780)	(15,693,788)	(4,563,917)

The Report of Independent Registered Public Accounting Firm and accompanying notes are an integral part of these consolidated financial statements

(61)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of December 31, 2013

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

On September 23, 2013, the Company’s Board of Directors agreed to effectively sell a 100% interest in U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 to a third party. Under the terms of the agreement, the third party would bear ongoing development and operational cost to build and or secure a licensee or to sell this entire patent portfolio under the best value that can be negotiated. Additionally, the acquiring entity would bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms being discussed, the Company would receive 40% of all gross profit generated by the sale and or licensing of the patents. The final agreement and terms are subject to shareholder approval. As discussed in subsequent events in our footnotes, this agreement was changed to an exclusive licensing agreement.

As discussed in subsequent events in our footnotes, this agreement was changed to an exclusive licensing agreement.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended December 31, 2013 and for the periods from inception (March 12, 2004) to December 31, 2013, no stock options were committed to be issued to employees.

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

Reclassifications – Certain prior period amounts have been reclassified to conform to current year presentations.

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

(62)

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

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07"). With ASU 2013-07, the FASB amends the guidance in the FASB Accounting Standards Codification [FASB ASC] Topic 205, entitled Presentation of Financial Statements. The amendments serve to clarify when and how reporting entities should apply the liquidation basis of accounting. The guidance is applicable to all reporting entities, whether they are public or private companies or not-for-profit entities. The guidance also provides principles for the recognition of assets and liabilities and disclosures, as well as related financial statement presentation requirements. With the new guidance, reporting entities in liquidation are required to prepare financial statements using a basis of accounting that communicates information to users of the financial statements to enable those users to develop expectations about how much the reporting entities will have available for distribution to investors after disposing of its assets and settling its obligations. The requirements in ASU 2013-07 are effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods within those annual periods. Reporting entities are required to apply the requirements in ASU 2013-07 prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations, or cash flows.

(63)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of December 31, 2013 and December 31, 2012, the advances totaled $86,780 and $83,562, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its President and CEO, Ronald Carter for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On December 31, 2013 the Company entered into three, three (3) year convertible Promissory Note with its President and CEO, Ronald Carter for $112,663, $59,194 and $5,643, each at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On December 31, 2013 the Company entered into two, three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $126,000 and $74,000, each at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

(64)

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	12/31/13	12/31/12

Professional fees	$133,852	$77,684
Other	14,173	2,277
Legal fees	103,316	77,468
Consulting fees	8,200	8,200
	$259,541	$165,629

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

On January 30, 2013, a final order was filed in the Superior Court of Mecklenburg County North Carolina against a former officer and director, Mr. Claude McDougal. The final order was for a judgment against Mr. McDougal and US Financial Consulting, LLC, by an unrelated third party. The Company received a copy of the notice and has been instructed the court to forward any property, monies and or membership interest due to Mr. McDougal to the defendant, up to and including principal; accumulated interest; attorney’s fees and court costs of $142,151.

On February 12, 2013, the Company received notice that a petitioner had been issued a summary judgment against the Company in the amount of $6,485.96, including $1,250.00 attorney fees, plus interest.

(65)

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

Patent was comprised of the following amounts as of December 31, 2013 and 2012, respectively.

Patent costs	116,450	112,985
Accumulated amortization	(97,804)	(92,231)
Total Patent Costs net of accumulated amortization	18,645	20,754

NOTE 7 – COMMON STOCK SHARES FOR SERVICES RECEIVED

On June 25, 2013, the Company issued 84,000 restricted common shares for professional services provided to the Company and expensed in 2012. The issuance reduced the Company’s prepaid expenses by a total of $504.

NOTE 8 – CONVERSION OF DEBT TO EQUITY

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

On November 13, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on April 30, 2013 this note was amended was assigned to a non-related third party, A request to modify the conversion price to $0.00094 was approved. On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion reduced the Company notes payable by $23,210

On December 15, 2013 the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on December 30, 2012. A total of $28,245 was converted and 18,830,000 restricted common shares were issued, which leaves a remaining principal balance of $0 on this portion of the assigned note. This conversion reduced the Company notes payable by $28,245.

On December 19, 2013 the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on December 30, 2012. A total of $25,789 was converted and 17,192,667 restricted common shares were issued one of the third parties, which leaves a remaining principal balance of $0 on this portion of the assigned note. This conversion reduced the Company notes payable by $25,789.

On December 31, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on April 26, 2013. A total of $20,000 of this note was converted to 25,000,000 restricted common shares, which leaves a remaining principal balance of $122,150 on this portion of the assigned note. This conversion reduced the Company notes payable by $20,000.

On December 31, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on June 4, 2013. A total of $23,900 was converted to 24,639,175 restricted common shares, which leaves a remaining principal balance of $13,600. This conversion of debt reduced the Company notes payables $23,900.

(66)

NOTE 9 –NOTES PAYABLE

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

 For the twelve months ended December 31, 2013, the Company issued several notes payable for a total of $398,480 and retired $246,842 in notes payable. The new notes issued bear an interest of 10% - 12% and begin becoming due starting in January 2016. The notes grant the Note Holder the right, (but not the obligation), to convert them into common stock of the Company in lieu of receiving payment in cash.

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

	December 31, 2013	December 31, 2012
On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, $26,000 of this Note was converted. On August 1, 2012, $37,645 of this Note was converted	12,549	12,549

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	17,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	—	—

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	—	—

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued December 31, 2010	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock. $6,200 of this note was assigned to an unrelated third party September 4, 2012	2,500	2,500

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012	—	—

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	57,000

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	5,000

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	70,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.	200,000	200,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. $50,194 of this note has assigned to an unrelated third party.	174,000	174,000

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	22,000

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	37,000

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted. An additional $17,500 of this note was converted on dates between July 1 and September 30, 2012. On October 4, 2012, the final $5,500 was converted by the holder.	—	—

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted. The remaining $33,448 of this note was converted on various dates between July 1 and September 30, 2012	—	—

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock. On December 26, 2012 the holder elected to convert $11,000 of this note. From January 7 through January 9, 2013 the holder elected to convert a total of $16,500 and accumulated interest of $1,100, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $16,500.	—	16,500

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	38,809

On August 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest. The holder has the right to convert the note to common stock. On May 24, 2013 the holder elected to convert a total of $20,000 to 18,181,818 shares (which was completed on July 18, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000.	26,600	46,600

On September 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,518.80 at 12% interest. The holder has the right to convert the note to common stock.	33,519	33,519

On October 12, 2012 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest. The holder has the right to convert the note to common stock. From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.	—	32,500

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest. The holder has the right to convert the note to common stock.	2,612	2,612

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,270 at 12% interest. The holder has the right to convert the note to common stock.	76,270	76,390

On December 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest. The holder has the right to convert the note to common stock. In August, 2013 this note was amended and $25,789 and $28,245 of the note was assigned to two non-related third parties, leaving a balance of $33,966 with the original party. On December 15, 2013 one of the third parties, converted $28,245 to restricted common shares, which leaves a remaining principal balance of $0 on this portion of the assigned note. On December 19, 2013 one of the third parties, converted $25,789 to restricted common shares, which leaves a remaining principal balance of $0 on this portion of the assigned note. These conversions reduced the Company notes payable by $54,034. There is a remaining principal balance of $33,966 on the original note.	33,966	88,000

On January 17, 2013 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500.	—	—

On February 28, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,898 at 12% interest. On September 5, 2013 the holder elected to convert a total of $12,898.04 to 16,122,550 shares, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $12,898.04.	—	—

On March 30, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,410 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,410	—

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest. The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party, leaving a balance of $7,869.90 with the original party. On September 30, 2013 the third party, further assigned their $142, 150.88 poriton of this note and a request to modify the conversion price to $0.0008 was approved. On December 31, $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note. This conversion reduced the Company notes payable by $20,000.	130,020	—

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. On November 13, 2013 this note was amended was assigned to a non-related third party, A request to modify the conversion price to $0.00094 was approved. On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion reduced the Company notes payable by $23,210	—	—

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share..	13,626	—

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest. The holder has the right to convert the note to common stock at 50% of the then current market prices. On December 31, 2013, a total of $23,900 was converted to restricted common shares, which leaves a remaining principal balance of $13,600. This conversion of debt reduced the Company notes payables $23,900.	13,600	—

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	12,853	—

On July 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,106 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	13,106	—

On August 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $4,581 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	4,581	—

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,370	—

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140,806,35 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	140,806	—

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	200,000	—

On October 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,895 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	20,895	—

On November 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $16,677 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	16,677	—

On December 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,895 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,895	—

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $126,000 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	126,000	—

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $74,000 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	74,000	—

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $112,663 at 10% interest for the accrued compensation owed to him fora portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	112,663	—

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $59,194 at 10% interest for the accrued compensation owed to him fora portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	59,194	—

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $5,643 at 10% interest for the accrued compensation owed to him fora portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	5,643	—

Total notes payable	$2,287,772	$1,416,587

Less Current Portion	$(1,293,433)	$(516,657)

Less Debt Discount	$(9,050)	$(27,913)

Less convertble notes, net	$(4,550)	$(21,086)

Total Long Term Notes Payable	$980,738	$850,931

Principal maturities of notes payable as of December 31, 2013 for the next five years and thereafter is as follows:

2014	$1,307,033
2015	$-0-
2016	$980,739
2017	$-0-
2018	$-0-
Total	$2,287,772

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.09% to 0.14%, grant dates of Notes, the term of the Notes, conversion prices of 50% of current stock prices on the measurement date ranging from $0.00097 to $0.0019, and the computed measure of the Company’s stock volatility, ranging from 340% to 356%.

Included in the December 31, 2013, is a derivative liability in the amount of $18,892 to account for this transaction. This liability arose in the third quarter of 2012 and the balance will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the twelve months ended December 31, 2013 is a gain of $33,363 and a loss of $134,941 for the twelve months ended December 31, 2012 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

(67)

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

Purchase Price Allocation Consideration:	December 7 , 2012
Equity instruments (10,000,000 Preferred Class A Shares of Revolutionary Concepts, Inc.)	$18,000,000

Recognized amounts of identifiable assets acquired as of Decmeber 31, 2013:
Accumulated Interest Income ($1,298,269 reserved)	—
Notes Receivable ($7,108,861reserved)	—
Total assets ($8,407,130 reserved)	$—
Fair value of total assets ($8,407,130 reserved)	$—

(68)

NOTE 12 INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit, there is no provision for current or deferred federal or state income taxes for the period from inception through December 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s total deferred tax asset, calculated using federal and state effective tax rates, as of December 31, 2013 and 2012, respectively,  is as follows:

	2013	2012
Total Deferred Tax Asset	$1,540,000	$1,310,000
Valuation Allowance	(1,540,000)	(1,310,000)
Net Deferred Tax Asset	$—	$—

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Income tax computed at the federal statutory rate	34.0%	34.0%
State income tax, net of federal tax benefit	0.0%	0.0%
Total	34.0%	34.0%
Valuation allowance	-34.0%	-34.0%
Total deferred tax asset	0.0%	0.0%

Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.  The valuation allowance increased by approximately $230,000 and $288,000 during the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had a federal and state net operating loss carry forward in the amount of approximately $4,531,000 which expires in the year 2033.

NOTE 13 – SUBSEQUENT EVENTS

On January 7, 2014, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on June 4, 2013. A total of $13,600 in principal and $1,000 in accrued interest was converted to 17,176,471 restricted common shares, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables by $13,600 and accrued interest payable$1,000.

On January 8, 2014, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on June 4, 2013. A total of $500 was converted to 609,756 restricted common shares, which leaves a remaining principal and interest balance of $0. This conversion of debt reduced the Company accrued interest payables by $500.

On January 24, 2014, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on April 26, 2013. A total of $20,000 of this note was converted to 25,000,000 restricted common shares, which leaves a remaining principal balance of $102,150 on this portion of the assigned note. This conversion reduced the Company notes payable by $20,000.

On January 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,798 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On February 10, 2014, the Company signed an Agreement with a company that acquired the exclusive global license from Revolutionary Concepts, Inc. to commercialize its’ patented wireless security alarm services system. The Licensee is a company that buys and markets security systems and other technologies, and has signed a multi-year worldwide licensing agreement for the them to commercialize the Company’s patented “EyeTalk Communicator System”. See our 8-K filing dated February 12, 2014 for more details.

On February 28, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,777 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On March 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,922 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.

(69)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Revolutionary Concepts, Inc.

By:/s/ Ron Carter	May 1, 2014
Ron Carter
President and Chief Executive Officer

By: /s/ Garry Stevenson	May 1, 2014
Garry Stevenson
Chief Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Carter Name: Ron Carter	Director	May 1, 2014

/s/ Garry Stevenson Name: Garry Stevenson	Director	May 1, 2014

/s/ Bethiel Tesfasillasie Name: Bethiel Tesfasillasie	Director	May 1, 2014

/s/ Markus Hagar	Director	May 1, 2014
Name: Markus Hagar

/s/ Solomon Ali	Director	May 1, 2014
Name: Solomon Ali

(70)

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

10.10 Employment Agreement with Ronald Carter.

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