Form 10-Q
period 2014-03-31
Revolutionary Concepts Inc
filed 2014-05-20
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Commission File Number 000-53674

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-0094868
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification No.)
Organization)

1914 JN Pease Place

Charlotte, NC

(Address of principal executive offices)

28262

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

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2014
Common stock, $0.001 par value	650,087,493,

(1)

REVOLUTIONARY CONCEPTS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

 CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………...

Exhibit 3.2 – Sarbanes-Oxley Act……………………………………………………………

(2)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
as of:

	(Unaudited)	(Audited)
	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$—	$—
Accrued interest receivable, net of reserve $1,298,269 (see note 11)	0	—
Total Current Assets	0	—

Fixed Assets
Furniture and equipment	13,028	13,028
Accumulated depreciation	(12,000)	(11,890)
Total Net Fixed Assets	1,028	1,138

Other Assets
Patent costs	116,450	116,450
Accumulated amortization	(99,211)	(97,804)
Total Patent Costs net of accumulated amortization	17,238	18,646

Related party note receivable	112,663	112,663
Notes receivable, net of reserve $7,108,861 (see note 11)	5,607	5,000
Security deposits and other assets	4,674	10,636
Total Other Assets net of accumulated amortization	140,182	146,945

TOTAL ASSETS	$141,210	$148,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$300,940	$259,541
Checks in excess of bank balance	23,694	759
Derivative liability	—	4,550
Convertible notes, net of discounts of $0 and $9,051 respectively	—	4,550
Current portion of long-term debt	919,434	919,434
Notes payable - related parties	—	374,000
Other accrued expenses	2,603,564	2,154,085
Total Current Liabilities	3,847,631	3,731,261

Long-term Debt
Notes payable	289,579	262,432
Notes payable - related parties	192,306	718,306
Total Long-term Debt	481,885	980,738

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 and 10,000,000 shares outstanding and reserved respectively	10,000	10,000
Common stock, $.001 par value, 647,796,993 and 605,010,766 shares
issued and outstanding respectvely, 1,000,000,000 authorized	647,797	605,011
Additional paid in capital	10,611,161	10,601,640
Unpaid capital contributions (see note 3)	(87,584)	(86,780)
Dividend accumulated adjustment	(2,250,000)	(1,800,000)
Deficit accumulated during the development stage	(13,119,681)	(13,893,787)
	(4,188,307)	(4,563,916)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$141,210	$148,083

The accompanying notes are an integral part of these consolidated financial statements.

(3)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Three Months Ending March 31, 2014 and 2013
And The Period From March 12, 2004 (Inception) To March 31, 2014

		March 12, 2004
For The 3 Months Ending		(Inception) to
March 31,		March 31,
2014	2013	2014

OPERATING EXPENSES
Automobile expense	$318	$—	$30,787
Bank charges	1,292	61	12,013
Compensation	97,034	100,000	315,043
Unpaid accumulated compensation		—	1,670,109
Depreciation & amortization expense	1,518	1,499	114,282
License and permits	—	1,100	17,896
Marketing	12,727	—	293,306
Office expense	265	—	25,383
Office supplies	281	212	18,034
Payroll taxes	9,271	11,150	38,946
Printing and reproduction	—	450	17,062
Professional fees	38,061	25,847	2,691,024
Rent expense	9,991	5,892	65,603
Research and development expense	—	—	596,707
Telephone expense	456	—	31,790
Travel expense	1,085	204	120,075
Website development expense	—	180	19,141
Other expenses	538	3,264	57,715
Total Operating Expenses	172,835	149,858	6,134,915

OTHER INCOME & (EXPENSE)
Interest income	263,555	264,318	1,618,376
Reserve of interest income	(262,751)	(263,514)	(1,561,019)
Reserve for notes receivable	—	—	(7,108,861)
Forgiveness of notes payable and accrrued interests	992,124	—	992,124
Net Gain/(Loss) on derivatives	683	(27,604)	(100,895)
Interest expense & amortization of debt discount	(46,671)	(61,099)	(824,981)
Total Other Income and Expense	946,941	(87,899)	(6,984,767)

NET INCOME (LOSS)	$774,106	$(237,757)	$(13,119,682)

Weighted average number of
common shares outstanding	639,740,178	353,480,426	77,497,474

Net (Loss) per common shares
outstanding	*	*	$(0.17)

* less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

(4)

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The 3 Months March 31, 2014 And 2013
And The Period From March 12, 2004 (Inception) To March 31, 2014

		March 12, 2004
For The 3 Months Ended		(Inception) to
March 31,	March 31,	March 12,
2014	2013	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$774,106	$(237,757)	$(13,119,682)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Reserve for notes receivable, net of reserve $7,108,861 (see note 11)	—	—	7,108,861
Depreciation and amortization	1,518	1,499	111,212
Forgiveness of notes payable and accrrued interests	(992,124)	26,520	(992,124)
Amortization of debt discount	9,050	27,604	202,888
Loss (Gain) on derivative liability	(683)	(15,593)	147,413
Adjustment to derivative liability for value of converion	18,208	—	174,692
(Increase) in other assets	5,962	—	(117,337)
Common shares issued for services received and officer compensation	—	—	1,483,650
Dividend accumulated adjustment	(450,000)	—	(2,250,000)
Increase (decrease) in accounts payable	64,334	6,380	323,794
Increase (decrease) in accrued expenses and other liabilites	523,894	136,439	3,784,083
NET CASH (USED IN) OPERATING ACTIVITIES	(45,736)	(54,908)	(3,142,550)
		—
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	—	—	(13,028)
Investment in marketable securities	—	—	—
Investment in notes receivable	(607)	—	(607)
Investment in patent costs	0	(3,095)	(116,449)
NET CASH (USED BY) INVESTING ACTIVITIES	(607)	(3,095)	(130,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	—	—	1,754
Issuance of common stock shares for warrants	—	—	18,470
Issuance of notes payable	47,147	58,808	1,894,395
Paid in capital from private placements and warrats	—	—	992,471
Capital contributions	—	—	462,774
Common stock shares repurchased with cash	—	—	(9,644)
Unpaid capital contributions (see note 3)	(805)	(805)	(87,586)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	46,342	58,003	3,272,635

NET INCREASE (DECREASE) IN CASH	0	0	0

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	—		—

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$0	$—	$0

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$—	$—	$470,768
Cash paid during the period for income taxes	$—	$—	$—
Reserve of preferred stock for acquisition	$—	$—	$—
Interest income, net of reserve $1,561,020 (see Note 11)	$804	$—	$—
Issuance of common stock for the conversion of debt	$0	$16,500	$2,949,304

The accompanying notes are an integral part of these consolidated financial statements.

(5)

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of March 31, 2014

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

On February 10, 2014, the Company’s Board of Directors agreed to an exclusive worldwide license agreement for the following patents: U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 to a third party. Under the terms of the agreement, the third party would bear ongoing development and operational cost to build and or secure a licensee Additionally, the licensee will bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms of the agreement, the Company will receive 40% of all gross profit generated by the sale and or additional licensing of the patents. Under the terms of the agreement, we cannot disclose more details at the present time. The licensee also agreed to cancel $900,000 in notes payable plus accrued interests as part of license agreement.

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

(6)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of March 31, 2014 and December 31, 2013, the advances totaled $87,5894 and $86,780, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

Ronald Carter. Under Ronald Carter’s employment agreement, he has agreed to serve as the President and Chief Executive Officer. His term of service under this agreement commenced on April 1, 2010 and continues for a term of two (2) years with renewal options. The agreement was amended on January 1, 2014. The amended agreement provides for a base salary of $60,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Mr. Carter with cash and equity incentives based on performance that must be approved by the Board of Directors.  The agreement also provides for participation in the Company’ s programs to acquire options or equity incentives in common stock subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. The Company can terminate Mr. Carter's employment with cause, or without cause upon certain written notice and Mr. Carter can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

Solomon Ali. Under Solomon Ali's employment agreement, he has agreed to serve as the Senior Vice President. His term of service under this agreement commenced on August 16, 2010 and continues for a term of two (2) years with renewal options and was revised on January 1, 2012. The agreement was amended again on January 1, 2014.The revised agreement provides for a base salary of $60,000 for the first year of the term and an annual increase of at least 8% thereafter. The agreement also provides Solomon Ali with cash and equity incentives based on performance that must be approved by the Board of Directors. The agreement also provides for participation in the Company’ s programs to acquire options or equity incentives in common stock, subject to the discretion of the Board of Directors, expense reimbursements, participation in retirement and benefit plans, paid time off and indemnification and liability coverage. The Company can terminate Solomon Ali's employment with cause, or without cause upon certain written notice and Solomon Ali can terminate the agreement for "good reason" as defined in the agreement. There are specific severance provisions, as well as confidentiality and non-solicitation requirements resulting from any termination.

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

On April 1, 2012, the Company entered into a two (2) year convertible Promissory Note with its President and CEO, Ronald Carter for $200,000 at 10% interest for the balance of the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On February 1, 2014, this note was assigned to an unrelated third party, who in turn assigned the note to The licensee. On February 10, 2014, the licensee returned this note to the Company as partial consideration for the exclusive license agreement. This reduced our Notes by $200,000 and generated other income of $200,000.

On April 1, 2012, the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On February 1, 2014, this note was assigned to an unrelated third party, who in turn assigned the note to the licensee. On February 10, 2014, the licensee returned this note to the Company as partial consideration for the exclusive license agreement. This reduced our Notes by $174,000 and generated other income of $174,000.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its President and CEO, Ronald Carter for $140,806 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share. On February 1, 2014, this note was assigned to an unrelated third party, who in turn assigned the note to the licensee . February 10, 2014, the licensee returned this note to the Company as partial consideration for the exclusive license agreement. This reduced our Notes by $140,806 and generated other income of $140,806.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share. On February 1, 2014, this note was assigned to an unrelated third party, who in turn assigned the note to the licensee .February 10, 2014, the licensee returned this note to the Company as partial consideration for the exclusive license agreement. This reduced our Notes by $200,000 and generated other income of $200,000.

On December 31, 2013 the Company entered into three, three (3) year convertible Promissory Note with its President and CEO, Ronald Carter for $112,663, $59,194 and $5,643, each at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share. On February 1, 2014, one of the notes were assigned to an unrelated third party, who in turn assigned the note to the licensee. February 10, 2014, the licensee returned this note to the Company as partial consideration for the exclusive license agreement. This reduced our Notes by $59,194 and generated other income of $59,194.

On December 31, 2013 the Company entered into two, three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $126,000 and $74,000, each at 10% interest for the accrued compensation owed to him for the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share. On February 1, 2014, one of the notes were assigned to an unrelated third party, who in turn assigned the note to the licensee. February 10, 2014, the licensee returned this note to the Company as partial consideration for the exclusive license agreement. This reduced our Notes by $126,000 and generated other income of $126,000.

(7)

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	03/31/14	12/31/13

Professional fees	$174,491	$133,852
Other	17,693	14,173
Legal fees	101,556	103,316
Consulting fees	8,200	8,200
	$300,940	$259,541

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

On January 30, 2013, a final order was filed in the Superior Court of Mecklenburg County North Carolina against a former officer and director, Mr. Claude McDougal. The final order was for a judgment against Mr. McDougal and US Financial Consulting, LLC, by an unrelated third party. The Company received a copy of the notice and has been instructed by the court to forward any property, monies and or membership interest due to Mr. McDougal to the defendant, up to and including principal; accumulated interest; attorney’s fees and court costs of $142,150.

On September 30, 2013, the Company complied with this notice and assigned $142,150 of Mr. McDougal’s interest in a note for unpaid salary that was dated April 26, 2013 to Omnisun Azali, per the courts instructions. The original note assignment was mailed to Omnisun Azali shortly after issuance.

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

Patent was comprised of the following amounts as of March 31, 2014 and December 31, 2013, respectively.

Patent costs	116,450	116,450
Accumulated amortization	(99,211)	(97,804)
Total Patent Costs net of accumulated amortization	17,238	18,645

(8)

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

(9)

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

	March 31, 2014	December 31, 2013
On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, $26,000 of this Note was converted. On August 1, 2012, $37,645 of this Note was converted	12,549	12,549

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	17,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	—	—

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	—	—

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued December 31, 2010	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock. $6,200 of this note was assigned to an unrelated third party September 4, 2012	2,500	2,500

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012	—	—

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	57,000

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	5,000

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	70,000

(10)

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. This note was assigned to a non-related third party, who assigned to the licensee. The licensee contributed this note to RCI as partial consideration for the exclusive license agreement dated February 10, 2014. See footnotes for additional information. This transaction reduced the note payable by $200,000 and also elminated the accrued interest.	—	200,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. $50,194 of this note has assigned to an unrelated third party. This note was assigned to a non-related third party, who assigned to the licensee. The licensee contributed this note to RCI as partial consideration for the exclusive license agreement dated February 24, 2014. See footnotes for additional information. This transaction reduced the note payable by $174,000 and also elminated the accrued interest.	—	174,000

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	22,000

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	37,000

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted. An additional $17,500 of this note was converted on dates between July 1 and September 30, 2012. On October 4, 2012, the final $5,500 was converted by the holder.	—	—

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted. The remaining $33,448 of this note was converted on various dates between July 1 and September 30, 2012	—	—

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock. On December 26, 2012 the holder elected to convert $11,000 of this note. From January 7 through January 9, 2013 the holder elected to convert a total of $16,500 and accumulated interest of $1,100, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $16,500.	—	—

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	38,809

On August 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest. The holder has the right to convert the note to common stock. On May 24, 2013 the holder elected to convert a total of $20,000 to 18,181,818 shares (which was completed on July 18, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000.	26,600	26,600

On September 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,518.80 at 12% interest. The holder has the right to convert the note to common stock.	33,519	33,519

On October 12, 2012 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $32,500 at 8% interest. The holder has the right to convert the note to common stock. From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500.	—	—

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest. The holder has the right to convert the note to common stock.	2,612	2,612

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,270 at 12% interest. The holder has the right to convert the note to common stock.	76,270	76,270

On December 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $88,000 at 12% interest. The holder has the right to convert the note to common stock. In August, 2013 this note was amended and $25,789 and $28,245 of the note was assigned to two non-related third parties, leaving a balance of $33,966 with the original party. On December 15, 2031 one of the third parties, converted $28,245 to restricted common shares, which leaves a remaining principal balance of $0 on this portion of the assigned note. On December 19, 2013 one of the third parties, converted $25,789 to restricted common shares, which leaves a remaining principal balance of $0 on this portion of the assigned note. These conversions reduced the Company notes payable by $54,034. There is a remaining prinicpal balance of $33,966 on the original note.	33,966	33,966

On January 17, 2013 we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $42,500 at 8% interest. From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500.	—	—

On February 28, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,898 at 12% interest. On September 5, 2013 the holder elected to convert a total of $12,898.04 to 16,122,550 shares, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $12,898.04.	—	—

On March 30, 2013 we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,410 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,410	3,410

(11)

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest. The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party, leaving a balance of $7,869.90 with the original party. On September 30, 2013 the third party, further assigned their $142, 150.88 poriton of this note and a request to modify the conversion price to $0.0008 was approved. On December 31, 2013 $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note. This conversion reduced the Company notes payable by $20,000. On January 24, 2014, $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note. This conversion reduced the Company notes payable by $20,000.	110,020	130,020

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. On November 13, 2013 this note was amended was assigned to a non-related third party, A request to modify the conversion price to $0.00094 was approved. On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion reduced the Company notes payable by $23,210	—	—

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share..	13,626	13,626

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest. The holder has the right to convert the note to common stock at 50% of the then current market prices. On December 31, 2013, a total of $23,900 was converted to restricted common shares. On January 7, 2014 a total of 13,600 principal and $1,000 interest was converted to restricted common shares, amd on January 8, 2014 $500 in interest was converted to restricted common shares, which leaves a remaining principaland interest balance of $0. These conversions of debt reduced the Company notes payables $37,500.	—	13,600

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	12,853	12,853

On July 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,106 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	13,106	13,106

On August 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $4,581 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	4,581	4,581

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,370	23,370

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140,806,35 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share. This note was assigned to a non-related third party, who assigned to the licensee. The licensee contributed this note to RCI as partial consideration for the exclusive license agreement dated February 10, 2014. See footnotes for additional information. This transaction reduced the note payable by $140,806 and also elminated the accrued interest.	—	140,806

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share. This note was assigned to a non-related third party, who assigned to the licensee. The licensee The licensee contributed this note to RCI as partial consideration for the exclusive license agreement dated February 10, 2014. See footnotes for additional information. This transaction reduced the note payable by $200,000 and also elminated the accrued interest.	—	200,000

On October 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,895 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	20,895	20,895

On November 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $16,677 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	16,677	16,677

On December 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,895 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,895	23,895

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $126,000 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share. This note was assigned to a non-related third party, who assigned to the licensee contributed this note to RCI as partial consideration for the exclusive license agreement dated February 10, 2014. See footnotes for additional information. This transaction reduced the note payable by $126,000 and also elminated the accrued interest.	—	126,000

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $74,000 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	74,000	74,000

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $112,663 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	112,663	112,663

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $59,194 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share. This note was assigned to a non-related third party, who assigned to the licensee. The licensee contributed this note to RCI as partial consideration for the exclusive license agreement dated February 10, 2014. See footnotes for additional information. This transaction reduced the note payable by $59,194 and also elminated the accrued interest.	—	59,194

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $5,643 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	5,643	5,643

(12)

On January 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,798 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	13,798	—

On February 28, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,777 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	29,777	—

On March 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,572 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,572	—

Total notes payable	$1,401,319	2,287,772

Less Current Portion	$(919,434)	(1,293,433)

Less Debt Discount	$—	(9,050)

Less convertble notes, net	$—	(4,550)

Total Long Term Notes Payable	$481,885	980,738

Principal maturities of notes payable as of March 31, 2014 for the next five years and thereafter is as follows:

2014	$919,433
2015	$-0-
2016	$434,739
2017	$47,147
2018	$-0-
Total	$1,401,319

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

The Company valued the conversion features in its convertible Notes using the Black-Scholes model. The Black-Scholes model values the embedded derivatives based on a risk-free rate of return ranging from 0.09% to 0.14%, grant dates of Notes, the term of the Notes, conversion prices of 50% of current stock prices on the measurement date ranging from $0.00085 to $0.0019, and the computed measure of the Company’s stock volatility, ranging from 345% to 358%.

Included in the March 31, 2014, is a derivative liability in the amount of $0 to account for this transaction. This liability arose in the third quarter of 2012 and the balance will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the three months ended March 31, 2014 is a gain of $683 and a loss of $(58,551) for the three months ended March 31, 2013 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

Purchase Price Allocation Consideration:	December 7 , 2012
Equity instruments (10,000,000 Preferred Class A Shares of Revolutionary Concepts, Inc.)	$18,000,000

Recognized amounts of identifiable assets acquired as of March 31, 2014:
Accumulated Interest Income ($1,561,020 reserved)	—
Notes Receivable ($7,108,861reserved)	—
Total assets ($8,669,881 reserved)	$—
Fair value of total assets ($8,669,881 reserved)	$—

NOTE 12 – SUBSEQUENT EVENTS

On May 8, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on August 30, 2013. A total of $4,581 of this note was converted to 2,290,500 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note. This conversion reduced the Company notes payable by $4,581.

On April 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $34,560 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On April 23, 2014 both Ron Carter and Solomon Ali appeared before the Civil Superior Court of Mecklenburg County concerning the matter of Omnisun Azali vs Claude McDougal and US Financial Consultants. A hearing has been scheduled for June 2014 to determine if Carter and Ali are in contempt for failure to cause Revolutionary Concepts, Inc. to take the actions ordered by the Mecklenburg County Superior Court in its order dated January 30, 2013 and filed on the same date.

It has consistently been Revolutionary Concepts position that it has performed its obligation to Mr. Azali and the Court’s order with the issuance and delivery of a certain promissory note dated April 26, 2013 and recorded in the company’s 10Q filing dated June 30, 2013. The note was later amended on September 30, 2013 and recorded in the company’s 10Q filing dated September 30, 2013.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report.

(14)

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated May 1, 2014, in connection with the audit of our consolidated financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of March 31, 2014 have been prepared under the assumption that we will continue as a going concern. Specifically, Note 10 of our unaudited financial statement for the quarter ended March 31, 2014 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
4)	An accessory for infant carriers and strollers

The new agreement identifies the advancements accomplished under the original agreement as well as clearly defines additional responsibilities of each partner, As a result, shareholders can expect periodic reports, updates and/or press releases to be issued by our licensee

On February 10, 2014, the Company’s Board of Directors agreed to an exclusive worldwide license agreement for the following patents: U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 to a third party. Under the terms of the agreement, the third party would bear ongoing development and operational cost to build and or secure a licensee . Additionally, the licensee will bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms of the agreement, the Company will receive 40% of all gross profit generated by the sale and or additional licensing of the patents. The licensee also agreed to contribute $900,000 in other consideration to the Company. Under the terms of the agreement, we cannot disclose more details at the present time. The licensee also agreed to cancel $900,000 in notes payable plus accrued interests as part of license agreement.

(15)

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

As with many development stage companies, we are currently considered to be in unsound financial condition. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. We currently have a negative net worth, extremely limited cash although we did post a gain of $790,722 at March 31, 2014. We had accumulated deficits to our stockholder’s equity of $(13,102,866) as of March 31, 2014. Further, we may incur significant losses through 2014 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of March 31, 2014, the Company had 647,796,993 shares of its common stock issued and outstanding.

(16)

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Operating Expenses We have had limited revenue since inception. Our total operating expenses for the three-month period ended March 31, 2014 increased to $172,835 from $149,858 over the prior year period. This increase is primarily attributable to increases in marketing expenses, and professional fees.

Net Loss. Our net gain for the three-month period ended March 31, 2014 was $774,106 compared to a net loss of $(237,757) over the prior year period. This gain is primarily attributable to decreases in loss on derivatives and interest expense and the consideration received as part of the license agreement with Eytalk365, offset by increases in operating expenses.

Assets. Assets decreased by $6,873 to $141,210 as of March 31, 2014, from $148,083 as of December 31, 2013 . This decrease is primarily due to a decrease in security depositpatent cosdts and prepaid expenses off set by an increase in depreciation and amortization.

Liabilities. Total liabilities decreased by $382,482 to $4,329,517 as of March 31 2013, from $4,711,999 as of December 31, 2013. The decrease is attributable to the decrease in current liabilities primarily related to our notes that were canceled as part of the license agreement with the licensee, offset by an increase in other accrued expenses.

Stockholders' Equity (Deficit). Stockholders' deficit decreased by $375,589 to $(4,188,327) as of March 31, 2014 from $(4,563,916) as of December 31, 2013. The first quarter decrease was due primarily to the net gain of $774,106 offset by an increase in dividends accumulated.

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

Overall, we had no change in cash for the three month period ended March 31, 2014 compared to the same prior year period.

Cash Flows from Operating Activities. Net cash used in operating activities of $(45,736) for the three-month period ended March 31, 2014 is attributable to net operating gain of $774,106 and increase in accrued expenses and other liabilities of $523,894, accounts payable and accrued expense of $64,334, offset by an increases in accumulated dividend adjustment of $(450,000) reduction of notes and interest payable of $(992,124) included as consideration for the worldwide exclusive license agreement

Cash Flows from Investing Activities. Cash used in investing activities for the three-month period ended March 31, 2014 was $(607).

Cash Flows from Financing Activities. Net cash provided by financing activities of $46,342 for the three-month period ended March 31, 2014 is attributable to the increase in unpaid capital contributions of $805 and a decrease in notes payable and debt of $47,147.

(17)

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

(18)

2014

From January 7 and January 8, 2014, we received notices of partial conversion from an unrelated third party as part of a note originally issued on June 4, 2013. A total of $13,600 and accumulated interest of $1,500 was converted and 17,786,227 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $13,600.

On January 24, 2014, we received notices of partial conversion from an unrelated third party as part of a note originally issued on April 26, 2013. A total of $20,000 was converted and 25,000,000 restricted common shares were issued, which leaves a remaining principal balance of $110,020. This conversion of debt reduced our notes payables $20,000.

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

(19)

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

On February 5, 2013, the Company received notification regarding an order signed by a Superior Court Judge and filed with the Clerk of Court in a civil action against Claude McDougal ( a former officer and Director of the Company) by Omnisun Azali (12-CVS-6243). The order places Revolutionary Concepts on notice that;

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

On September 30, 2013, the Company complied with this notice and assigned $142,150 of Mr. McDougal’s interest in a note for unpaid salary that was dated April 26, 2013 to Omnisun Azali, per the courts instructions. The original note assignment was mailed to Omnisun Azali shortly after issuance.

On February 12, 2013, the Company received notice that a petitioner had been issued a summary judgment against the Company in the amount of $6,485.96, including $1,250.00 attorney fees, plus interest.

(21)

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2013, (SEC File Number 000-53674) on the website at www.sec.gov, including but not limited, to the following:

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

(22)

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

2014

From January 7 and January 8, 2014, we received notices of partial conversion from an unrelated third party as part of a note originally issued on June 4, 2013. A total of $13,600 and accumulated interest of $1,500 was converted and 17,786,227 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $13,600.

On January 24, 2014, we received notices of partial conversion from an unrelated third party as part of a note originally issued on April 26, 2013. A total of $20,000 was converted and 25,000,000 restricted common shares were issued, which leaves a remaining principal balance of $110,020. This conversion of debt reduced our notes payables $20,000.

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

There were no defaults upon senior securities during the period ended March 31, 2014.

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

Registrant: Revolutionary Concepts, Inc.

Date	Name

May 20, 2014	By: /s/ Ronald Carter
Ronald Carter,
Director, Chief Executive Officer
(Principal Executive Officer)

May 20, 2014	By: /s/ Garry Stevenson
Garry Stevenson,
Director, Vice President, and Chief Financial Officer
(Officer and Principal Accounting Officer)