Form 10-Q/A
period 2014-03-31
Revolutionary Concepts Inc
filed 2014-06-02
CIK 1320767

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

Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2014
Common stock, $0.001 par value	650,087,493,

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

The licensee has informed us that they have successfully completed their 90 day assessment of market opportunities, development of licensing programs and key market strategies. The licensee has reported that they see exceptional opportunities across several industries and will now begin monetization programs in each of these

Basis of presentation - These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements on a going concern basis, which assumes the realization of assets and the discharge of liabilities in the normal course of operations for the foreseeable future.  The Company maintains its financial records on an accrual method of accounting.  The Company’s ability to continue as a going concern is dependent upon continued ability to obtain financing to repay its current obligations and fund working capital until it is able to achieve profitable operations.  The Company will seek to obtain capital from equity financing through the exercise of warrants and through future common share private placements.  The Company may also seek debt financing, if available.  Management hopes to realize sufficient sales in future years to achieve profitable operations.  There can be no assurance that the Company will be able to raise sufficient debt or equity capital on satisfactory terms.  If management is unsuccessful in obtaining financing or achieving profitable operations, the Company may be required to cease operations.  The outcome of these matters cannot be predicted at this time.  These financial statements do not give effect to any adjustments which could be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the financial statements.

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

The licensee has informed us that they have successfully completed their 90 day assessment of market opportunities, development of licensing programs and key market strategies. The licensee has reported that they see exceptional opportunities across several industries and will now begin monetization programs in each of these markets. The licensee expects nationwide licensing agreements to materialize from these efforts and has expressed a high level of enthusiasm for going forward with these opportunities.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenues. The Company has generated limited revenue since its inception, due to it being a development stage company, and in its efforts in developing its patented technologies for sale or licensing. With the recent signing of a global licensing Agreement to commercialize REVO’s patented wireless security alarm services system, we received an up-front fee of $900,000 in consideration.

Operating Expenses We have had limited revenue since inception. Our total operating expenses for the three-month period ended March 31, 2014 increased to $172,835 from $149,858 over the prior year period. This increase is primarily attributable to increases in marketing expenses, and professional fees.

Net Loss. Our net gain for the three-month period ended March 31, 2014 was $774,106 compared to a net loss of $(237,757) over the prior year period. This gain is primarily attributable to decreases in loss on derivatives and interest expense and the consideration received as part of the license agreement with the licensee , offset by increases in operating expenses.

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

Registrant: Revolutionary Concepts, Inc.

Date	Name

May 29, 2014	By: /s/ Ronald Carter
Ronald Carter,
Director, Chief Executive Officer
(Principal Executive Officer)

May 29, 2014	By: /s/ Garry Stevenson
Garry Stevenson,
Director, Vice President, and Chief Financial Officer
(Officer and Principal Accounting Officer)