Form 10-Q
period 2014-06-30
Revolutionary Concepts Inc
filed 2014-08-29
CIK 1320767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Commission File Number 000-53674

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-0094868
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1914 JN Pease Place

Charlotte, NC 28262

(Address of principal executive offices)

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

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2014
Common stock, $0.001 par value	701,534,828

REVOLUTIONARY CONCEPTS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

 CERTIFICATIONS

Exhibit 3.1 – Management Certification……………………………………………………...24-28

Exhibit 3.2 – Sarbanes-Oxley Act…………………………………………………………….29-30

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013, filed May 1, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
as of:	(Unaudited)	(Audited)
	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Accrued interest receivable, net of reserve $1,826,689 (see note 11)	0	-
Total Current Assets	0	-

Fixed Assets
Furniture and equipment	13,028	13,028
Accumulated depreciation	(12,110)	(11,890)
Total Net Fixed Assets	918	1,138

Other Assets
Patent costs	116,450	116,450
Accumulated amortization	(100,619)	(97,804)
Total Patent Costs net of accumulated amortization	15,831	18,646

Related party note receivable	112,663	112,663
Notes receivable, net of reserve $7,108,861 (see note 11)	5,607	5,000
Security deposits and other assets	4,674	10,636
Total Other Assets net of accumulated amortization	138,774	146,945

TOTAL ASSETS	$ 139,692	$ 148,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 316,973	$ 259,541
Checks in excess of bank balance	48,855	759
Derivative liability	-	18,892
Convertible notes, net of beneficial conversion feature and discounts of $84,146 and $94,767 respectively	7,713	4,550
Current portion of long-term debt	919,434	919,434
Notes payable - related parties	-	374,000
Other accrued expenses	3,141,381	2,154,085
Total Current Liabilities	4,434,356	3,731,261

Long-term Debt
Notes payable	251,649	262,432
Notes payable - related parties	192,306	718,306
Total Long-term Debt	443,955	980,738

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000,000 and 10,000,000 shares outstanding and reserved respectively	10,000	10,000
Common stock, $.001 par value, 650,087,493 and 605,010,766 shares
issued and outstanding respectvely, 1,000,000,000 authorized	650,088	605,011
Additional paid in capital	10,704,993	10,601,640
Unpaid capital contributions (see note 3)	(88,388)	(86,780)
Dividend accumulated adjustment	(2,700,000)	(1,800,000)
Deficit accumulated during the development stage	(13,315,311)	(13,893,787)
	(4,738,619)	(4,563,916)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 139,692	$ 148,083

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For The 3 Months Ending June 30, 2014 and 2013
For The 6 Months Ending June 30, 2014 and 2013
And The Period From March 12, 2004 (Inception) To June 30, 2014

					March 12, 2004
	For The 3 Months Ending		For The 6 Months Ending		(Inception) to
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

OPERATING EXPENSES
Automobile expense	$8	-	326	-	30,795
Bank charges	574	193	1,866	254	12,587
Compensation	87,747	6,962	184,781	6,962	402,791
Unpaid accumulated compensation	-	100,000	-	200,000	1,670,109
Depreciation & amortization expense	1,517	1,499	3,035	2,998	115,799
License and permits	-	-	-	1,100	17,896
Marketing	10,634	-	23,361	12,394	303,939
Office expense	216	-	481	232	25,599
Office supplies	37	49	318	261	18,072
Payroll taxes	7,683	11,808	16,954	22,958	46,629
Printing and reproduction	-	450	-	-	17,062
Professional fees	36,906	47,256	74,967	73,103	2,727,930
Rent expense	3,350	7,949	13,341	13,841	68,954
Research and development expense	-	-	-	-	596,707
Telephone expense	99	785	555	785	31,889
Travel expense	205	1,042	1,290	1,246	120,280
Website development expense	-	-	-	1,279	19,141
Other expenses	311	3,264	847	-	58,023
Total Operating Expenses	149,287	181,257	322,122	337,413	6,284,202

OTHER INCOME & (EXPENSE)
Interest income	266,474	264,318	530,029	530,029	1,884,850
Reserve of interest income	(265,669)	(263,514)	(528,420)	(528,420)	(1,826,689)
Reserve for notes receivable	-	-		-	(7,108,861)
Forgiveness of notes payable and accrrued interests	-	-	992,124	-	992,614
Net Gain/(Loss) on derivatives	(0)	(58,551)	683	(37,796)	(100,896)
Interest expense & amortization of debt discount	(47,148)	(36,792)	(93,818)	(145,935)	(872,128)
Total Other Income and Expense	(46,344)	(94,539)	900,597	(182,122)	(7,031,111)

NET INCOME (LOSS)	$(195,630)	(275,796)	578,476	(519,535)	(13,315,311)

Weighted average number of common shares outstanding	639,740,178	374,931,541	643,790,842	364,265,241	91,292,598

Net (Loss) per common shares outstanding	*	*	*	*	$(0.15)

* less than $0.01

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For The 6 Months Ended June 30, 2014 And 2013
And The Period From March 12, 2004 (Inception) To June 30, 2014

			March 12, 2004
	For The 6 Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$ 578,476	$ (519,535)	$ (13,315,311)
Adjustments to reconcile (net loss) to net cash (used in) operating activities:
Reserve for notes receivable, net of reserve $7,108,861 (see note 11)	-	-	7,108,861
Depreciation and amortization	3,035	2,998	112,729
Forgiveness of notes payable and accrued interests	(992,124)	-	(992,124)
Amortization of debt discount & beneficial conversion feature	16,763	19,669	210,601
Loss (Gain) on derivative liability	(683)	37,796	147,414
Adjustment to derivative liability for value of conversion	1,388	-	157,872
(Increase) in other assets	5,962	(4,136)	(117,337)
Common shares issued for services received and officer compensation	-	504	1,483,650
(Increase) in dividend accumulated adjustment	(900,000)	(900,000)	(2,700,000)
Increase (decrease) in accounts payable	105,528	24,970	364,988
Increase (decrease) in accrued expenses and other liabilities	1,078,102	1,156,178	4,338,291
NET CASH (USED IN) OPERATING ACTIVITIES	(103,553)	(181,556)	(3,200,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	-	(13,028)
Investment in notes receivable	(607)	-	(607)
Investment in patent costs	0	(3,095)	(116,449)
NET CASH (USED BY) INVESTING ACTIVITIES	(607)	(3,095)	(130,084)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	-	-	1,754
Issuance of common stock shares for warrants	-	-	18,470
Issuance of notes payable	105,658	219,955	2,907,123
Retirement of notes payable	-	(32,500)	(954,217)
Paid in capital from private placements and warrants	-	-	992,471
Capital contributions	-	-	462,774
Common stock shares repurchased with cash	-	-	(9,644)
Unpaid capital contributions (see note 3)	(1,608)	(1,609)	(88,389)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	104,049	185,846	3,330,342

NET INCREASE (DECREASE) IN CASH	(110)	1,195	(109)

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$ (110)	$ 1,195	$ (109)

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$ -	$ -	$ 470,768
Cash paid during the period for income taxes	$ -	$ -	$ -
Reserve of preferred stock for acquisition	$ -	$ -	$ -
Interest income, net of reserve $1,561,020(see Note 11)	$ 1,609	$ -	$ -
Issuance of common stock for the conversion of debt	$ 4,581	$ 16,500	$ 2,949,304

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of June 30, 2014

NOTE 1 - DESCRIPTION OF BUSINESS

Overview of the Company

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

Basis of Presentation

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the six months ended June 30, 2014 and for the periods from inception (March 12, 2004) to June 30, 2014, no stock options were committed to be issued to employees.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of June 30, 2014 and December 31, 2013, the advances totaled $88,388 and $86,780, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

On April 1, 2012, the Company entered into a two (2) year convertible Promissory Note with its Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $.005. On February 1, 2014, this note was assigned to an unrelated third party, who in turn assigned the note to the licensee. On February 10, 2014, the licensee 5 returned this note to the Company as partial consideration for the exclusive license agreement. This reduced our Notes by $174,000 and generated other income of $174,000.

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

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:	06/30/14	12/31/13

Professional fees	$177,355	$133,852
Other	21,684	14,173
Legal fees	109,554	103,316
Consulting fees	8,200	8,200
	$316,973	$259,541

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

Omnisun Azali vs. Claude D. McDougal and US Financial Consultants LLC

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

Omnisun Azali vs. Revolutionary Concepts, Inc., et al.

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

Resolution of Case. Rainco Industries Inc., Revolutionary Concepts Inc., and the named Directors and Officers of each company have resolved all claims with Omnisun Azali in the filed cases in the states of  Ohio and North Carolina.  Documents in resolution of the case have been circulated for execution.  A Vacation of the Judgment, (“vacated judgment”), and Orders and dismissal of the underlying cases with prejudice are expected by the Resolution Agreement. A vacated judgment is usually the result of the judgment of an appellate court, which overturns, reverses, cancels, nullifies or sets aside a previous judgment of a lower court, rendering it legally null and void.

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

Patent was comprised of the following amounts as of June 30, 2014 and December 31, 2013, respectively:

Patent costs	116,450	116,450
Accumulated amortization	(100,610)	(97,804)
Total Patent Costs net of accumulated amortization	15,831	18,645

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

 For the twelve months ended December 31, 2013, the Company issued several notes payable for a total of $398,480 and retired $246,842 in notes payable. The new notes issued bear an interest of 10% to 12% and begin becoming due starting in January 2016. The notes grant the Note Holder the right, (but not the obligation), to convert them into common stock of the Company in lieu of  receiving payment in cash.

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

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.  This note was assigned to a non-related third party, who assigned to Eyetalk365.  Eyetalk365 contributed this note to RCI as partial consideration for the exclusive license agreement dated February  24, 2014.  See footnotes for additional information. This transaction reduced the note payable by $200,000 and also elminated the accrued interest.

	-	200,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $174,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.  $50,194 of this note has assigned to an unrelated third party.  This note was assigned to a non-related third party, who assigned to Eyetalk365.  Eyetalk365 contributed this note to RCI as partial consideration for the exclusive license agreement dated February  24, 2014.  See footnotes for additional information. This transaction reduced the note payable by $174,000 and also elminated the accrued interest.

	-	174,000

On April 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $22,000 at 12% interest. The holder has the right to convert the note to common stock.	22,000	22,000

On May 31, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $37,000 at 12% interest. The holder has the right to convert the note to common stock.	37,000	37,000

On June 7, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,000 at 12% interest. The holder has the right to convert the note to common stock. On June 19, 2012, $4,000 of this note was converted. An additional $17,500 of this note was converted on dates between July 1 and September 30, 2012. On October 4, 2012, the final $5,500 was converted by the holder.	-	-

On June 12 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $43,448 at 10% interest. The holder has the right to convert the note to common stock. On June 18, 2012, $10,000 of this note was converted. The remaining $33,448 of this note was converted on various dates between July 1 and September 30, 2012	-	-

On June 19, 2012 the Company entered into a one (1) year convertible Promissory Note with a non-related creditor for $27,500 at 8% interest. The holder has the right to convert the note to common stock. On December 26, 2012 the holder elected to convert $11,000 of this note. From January 7 through January 9, 2013 the holder elected to convert a total of $16,500 and accumulated interest of $1,100, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $16,500.	-	-

On June 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $38,809 at 12% interest. The holder has the right to convert the note to common stock.	38,809	38,809

On August 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $46,600 at 12% interest. The holder has the right to convert the note to common stock. On May 24, 2013 the holder elected to convert a total of $20,000 to 18,181,818 shares (which was completed on July 18, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000.	26,600	26,600

On September 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $33,518.80 at 12% interest. The holder has the right to convert the note to common stock.	33,519	33,519

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

	-	-

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest. The holder has the right to convert the note to common stock.	2,612	2,612

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,270 at 12% interest. The holder has the right to convert the note to common stock.	76,270	76,270

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

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party, leaving a balance of $7,869.90 with the original party.  On September 30, 2013 the third party, further assigned their $142, 150.88 portion of this note and a request to modify the conversion price to $0.0008 was approved.  On December 31, 2013 $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note.  This conversion reduced the Company notes payable by $20,000.  On January 24, 2014, $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note.  This conversion reduced the Company notes payable by $20,000.

	110,020	130,020

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. On November 13, 2013 this note was amended was assigned to a non-related third party, A request to modify the conversion price to $0.00094 was approved. On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion reduced the Company notes payable by $23,210	-	-

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share..	13,626	13,626

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

	-	13,600

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	12,853	12,853

On July 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,106 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	13,106	13,106

On August 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $4,581 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	4,581	4,581

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,370	23,370

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140,806,35 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock at $0.005 per share.   This note was assigned to a non-related third party, who assigned to Eyetalk365.  Eyetalk365 contributed this note to RCI as partial consideration for the exclusive license agreement dated February  24, 2014.  See footnotes for additional information. This transaction reduced the note payable by $140,806 and also eliminated the accrued interest.

	-	140,806

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.  This note was assigned to a non-related third party, who assigned to Eyetalk365.  Eyetalk365 contributed this note to RCI as partial consideration for the exclusive license agreement dated February  24, 2014.  See footnotes for additional information. This transaction reduced the note payable by $200,000 and also eliminated the accrued interest.

	-	200,000

On October 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,895 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	20,895	20,895

On November 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $16,677 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	16,677	16,677

On December 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,895 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	23,895	23,895

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $126,000 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.  This note was assigned to a non-related third party, who assigned to Eyetalk365.  Eyetalk365 contributed this note to RCI as partial consideration for the exclusive license agreement dated February  24, 2014.  See footnotes for additional information. This transaction reduced the note payable by $126,000 and also elminated the accrued interest.

	-	126,000

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $74,000 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	74,000	74,000

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $112,663 at 10% interest for the accrued compensation owed to him fora portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	112,663	112,663

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $59,194 at 10% interest for the accrued compensation owed to him fora portion of the fiscal year 2013 in accordance with his Employment Agreement.  The holder has the right to convert the note to common stock at $0.005 per share.  This note was assigned to a non-related third party, who assigned to Eyetalk365.  Eyetalk365 contributed this note to RCI as partial consideration for the exclusive license agreement dated February  24, 2014.  See footnotes for additional information. This transaction reduced the note payable by $59,194 and also eliminated the accrued interest.

	-	59,194

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $5,643 at 10% interest for the accrued compensation owed to him fora portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	5,643	5,643

On January 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,798 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	13,798	-

On February 28, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,798 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	29,777	-

On March 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,572 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,572	-

Total notes payable	$1,401,319	$2,287,772

Less Current Portion	$(919,434)	$(1,293,433)

Less Debt Discount	$-	$(9,050)

Less convertible notes, net	$-	$(4,550)

Total Long Term Notes Payable	$481,885	$980,738

Principal maturities of notes payable as of June 30, 2014 for the next five years and thereafter is as follows:

2014	$919,433
2015	$-0-
2016	$430,158
2017	$105,658
2018	$-0-
Total	$1,455,259

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

Included in the June 30, 2014, is a derivative liability in the amount of $0 to account for this transaction. This liability arose in the third quarter of 2012 and the balance will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the six months ended June 30, 2014 is a gain of $683 and a loss of $(37,796) for the six months ended June 30, 2013 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

NOTE 11 – ACQUISITION

Entry into a Material Definitive Agreement.

Revolutionary Concepts, Inc., a Nevada corporation, and Rainco Industries, Inc, a Georgia corporation (“Rainco”), have entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which the Company purchased from Rainco all the member interests in Greenwood Finance Group, LLC (“Greenwood”). Pursuant to the Purchase Agreement and subject to the conditions set forth therein, the Company purchased all the member interests of Greenwood in exchange for ten (10) million shares of Series A Convertible Preferred Stock (the “Preferred Stock”), the rights, preferences and designations of which are filed as an amendment to the Articles of Incorporation with the State of Nevada.

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

Purchase Price Allocation Consideration:	December 7 , 2012
Equity instruments (10,000,000 Preferred Class A Shares of Revolutionary Concepts, Inc.)	$18,000,000

Recognized amounts of identifiable assets acquired as of June 30, 2014:
Accumulated Interest Income ($1,826,690reserved)	—
Notes Receivable ($7,108,861reserved)	—
Total assets ($8,934,551 reserved)	$—
Fair value of total assets ($8,934,551 reserved)	$—

NOTE 12 – SUBSEQUENT EVENTS

Revolutionary Concepts Signs Agreement with Company for $10 Million Credit Facility

On July 2, 2014, the Company filed notification on a Form 8-K Report that Revolutionary Concepts Inc., wholly owned subsidiary Greenwood Finance Group signed an Agreement with a funding company for a $10 million revolving line of credit for capital funding.  The Agreement allows Greenwood to partner in business with an experienced company in the financing services and investment banking industry.

The terms of the Agreement includes among other things; (a) the facility is a senior term loan credit facility (b) the credit facility has an initial two year term (c) the Agreement has other financial covenants and conditions which are consistent with industry standards. The proceeds for the credit facility are intended to  be used  for working capital, investments, acquisition of distressed financial assets, and to provide short-term financing to small and mid-cap companies. The capital funding will provide Greenwood with the ability to purchase and acquire alternative undervalued financial assets of other companies to grow the size its expanding portfolio.

On July 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,215 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

Our Ability To Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated May 1, 2014, in connection with the audit of our consolidated financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of June 30, 2014 have been prepared under the assumption that we will continue as a going concern. Specifically, Note 10 of our unaudited financial statement for the quarter ended June 30, 2014 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

The Company is a development stage company positioned to begin launch and license of its patented technologies. The Company was incorporated as a Nevada corporation on February 28, 2005 to reincorporate and re-domesticate two existing North Carolina entities; Revolutionary Concepts, Inc. and DVMS, LLC. The Company is engaged in the licensing and development of patented entry management systems consisting of smart camera technologies that interface with smart devices enabling remote monitoring and new children’s car seat technologies.

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

3)

An interactive “Plush Toy” product

4)

An accessory for infant carriers and strollers

The new agreement identifies the advancements accomplished under the original agreement as well as clearly defines additional responsibilities of each partner, As a result, shareholders can expect periodic reports, updates and/or press releases to be issued by our licensee.

On February 10, 2014, the Company’s Board of Directors agreed to an exclusive worldwide license agreement for the following patents: U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 to a third party.  Under the terms of the agreement, the third party would bear ongoing development and operational cost to build and or secure a licensee. Additionally, the licensee will bear all legal cost to prosecute and defend the patents in any infringement actions.   Under the terms of the agreement, the Company will receive 40% of all gross profit generated by the sale and or additional licensing of the patents. The licensee also agreed to cancel $900,000 in notes payable plus accrued interests as part of license agreement. Under the terms of the agreement, we cannot disclose more details at the present time.

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

As with many development stage companies, we are currently considered to be in unsound financial condition. Our auditor has expressed substantial doubt about our ability to continue as a going concern. Persons should not invest unless they can afford to lose their entire investments. We currently have a negative net worth, extremely limited cash although we did post a gain of  $578,476 for the six months ended June 30, 2014. We had accumulated deficits to our stockholder’s equity of $(13,315,312) as of June 30, 2014. Further, we may incur significant losses through 2014 and beyond, as it further develops and attempts to commercialize the remote network camera video system.

As of June 30, 2014, the Company had 650,087,493 shares of its common stock issued and outstanding.

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

Offering to Raise Capital Funding

Management of the Company has elected to do a secondary public or private offering to raise additional funding for the Company,  for working capital, for its growth and expansion and  retirement of equity. The prospectus or offering memorandum will be prepared by the Company’s legal counsel and accountants, and issued to accredited investors in accordance with SEC and any other Federal, state regulatory, rules and guidelines.  The approval of the public or private offering is subject to the final approval of the Board of Directors of the Company.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

Operating Expenses. Although we have not begun to generate revenues, our total operating expenses decreased to $149,287 from $181,257 for the three months ended June 30, 2014 and 2013, respectively, as compared to $322,122 and $337,413   for the six months ended June 30, 2014 and 2013, respectively. This decrease for the three and six month period is primarily attributable to less compensation expense and related expenses for Greenwood Financial personnel.

Net Loss. Our net loss decreased to $195,630 from $275,796 for the three months ended June 30, 2014 and 2013, respectively as compared to a gain of $578,476 and a loss of $519,535 for the six months ended June 30, 2014 and 2013, respectively. The decrease for the three month ended is primarily attributable to less compensation expense and related expenses for Greenwood Financial personnel.  We had a net income of  $578,476 for the six months ended June 30, 2014 mainly due to forgiveness of note payable and accrued interest in the amount of $992,124. We also recorded a loss of $0 and $58,551 for the three months ended June 30, 2014 and 2013, respectively, and a gain of $683 and a loss of $37,796 for the six months ended June 30, 2014 and 2013, respectively, in loss and gain on embedded derivatives related to notes payable with variable conversion prices.  This reduction in the loss on embedded derivatives and interest expense primarily related to the reduction of embedded derivatives.

Assets. Assets decreased by $8,281 to $139,862 at the period ended June 30, 2014, compared to $148,083 as of December 31, 2013. This decrease was primarily due to decreases in patent and security deposits.

Liabilities. Total liabilities increased by $166,422 to $4,878,421 as of June 30, 2014 from $4,711,999 as of December 31, 2013. The increase is attributable to the decrease in related party notes offset by an increase in current liabilities primarily related to our preferred dividend payable.

Stockholders' Equity (Deficit). Stockholders' deficit increased by $174,703 to $(4,738,619) as of June 30, 2014 from $(4,563,916) as of December 31, 2013.

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

Cash Flows from Operating Activities. Net cash used in operating activities was 103,443 for the six months ended June 30, 2014, primarily attributable to forgiveness of note payable and accrued interest and increase in dividend accumulated adjustment, offset by $578, 476 of net income and increase in accrued expense and other liability. Net cash used in operating activities was $181,556 for the six months ended June 30, 2013, primarily attributable to $519,535 of net loss and increase in dividend accumulated adjustment, offset by increase in accrued expenses and other liabilities.

Cash Flows from Investing Activities. There were $607 used by investing activities for the ended period ended June 30, 2014 compared to $3,095 cash used by investing activities for the ended period ended June 30, 2013.

Cash Flows from Financing Activities. Net cash provided by financing activities was $104,049 for the period ended June 30, 2014 compared to cash provided by financing activities was $185,845.

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

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share. On November 13, 2013 this note was amended was assigned to a non-related third party,   A request to modify the conversion price to $0.00094 was approved.  On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0.  This conversion reduced the Company notes payable by $23,210.

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

On April 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $33,914 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On May 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $15,120 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On June 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $9,477 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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

1.

Any and all property of the judgment debtor Claude D. McDougall currently in the possession of any person, including but not limited to Revolutionary Concepts, Inc. be sold and the proceeds delivered to the judgment creditor and applied towards satisfaction of the judgment, and

2.

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

On April 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $33,914 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On May 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $15,120 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On June 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $9,477 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

August 29, 2014

Ronald Carter, Director, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Garry Stevenson

August 29, 2014

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)