Form 10-Q
period 2014-09-30
Revolutionary Concepts Inc
filed 2015-02-13
CIK 1320767

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Commission File Number 000-53674

REVOLUTIONARY CONCEPTS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-0094868
(State or other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification No.)
Organization)

4822 Albemarle Rd, Suite 209

Charlotte, NC

(Address of principal executive offices)

28205

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

 Large accelerated filer [ ] Accelerated filer [ ]Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2015
Common stock, $0.001 par value	779,313,638,

REVOLUTIONARY CONCEPTS, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

 CERTIFICATIONS

Exhibit 3.1 – Management Certification

Exhibit 3.2 – Sarbanes-Oxley Act

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2013, filed May 1, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
as of:	(Unaudited)	(Audited)
	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Accrued interest receivable, net of reserve $2,095,279 (see note 11)	-	-
Total Current Assets	-	-

Fixed Assets
Furniture and equipment	13,028	13,028
Accumulated depreciation	(12,221)	(11,890)
Total Net Fixed Assets	807	1,138

Other Assets
Patent costs	116,450	116,450
Accumulated amortization	(102,026)	(97,804)
Total Patent Costs net of accumulated amortization	14,424	18,646

Related party note receivable	112,663	112,663
Notes receivable, net of reserve $7,108,861 (see note 11)	5,607	5,000
Marketable securites	1,000	-
Security deposits and other assets	4,674	10,636
Total Other Assets net of accumulated amortization	138,367	146,945

TOTAL ASSETS	$ 139,175	$ 148,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 375,753	$ 259,541
Checks in excess of bank balance	62,773	759
Derivative liability	-	18,892
Convertible notes, net of beneficial conversion feature and discounts of $67,227 and $94,767 respectively	8,830	4,550
Current portion of long-term debt	879,434	919,434
Notes payable - related parties	-	374,000
Other accrued expenses	527,114	354,085
Total Current Liabilities	1,853,903	1,931,261

Long-term Debt
Notes payable	120,366	262,432
Notes payable - related parties	192,306	718,306

Total Long-term Debt	312,673	980,738

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000,000 and 10,000,000 shares outstanding and reserved respectively	10,000	10,000
Common stock, $.001 par value, 758,117,388 and 605,010,766 shares issued and outstanding respectively, 1,000,000,000 authorized	758,117	605,011
Additional paid in capital	10,638,101	10,601,640
Unpaid capital contributions (see note 3)	(89,193)	(86,780)
Deficit accumulated during the development stage	(13,344,426)	(13,893,787)
	(2,027,401)	(2,763,916)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 139,175	$ 148,083

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The 3 Months Ending		For The 9 Months Ending
	September 30,		September 30,
	2014	2013	2014	2013
OPERATING EXPENSES
Automobile expense	$0	$1,149	$326	$1,149
Bank charges	583	633	2,449	887
Compensation	27,027	35,421	151,808	42,383
Unpaid accumulated compensation	30,000	100,000	90,000	300,000
Depreciation & amortization expense	1,518	1,499	4,553	4,497
License and permits	-	11	-	1,111
Marketing	1,565	5,107	24,926	17,501
Office expense	235	4,443	716	4,675
Office supplies	-	455	318	716
Payroll taxes	5,041	(44,172)	21,995	(21,214)
Printing and reproduction	-	-	-	-
Professional fees	61,290	30,098	136,257	103,201
Rent expense	-	7,321	13,341	21,162
Research and development expense	-	-	-	-
Telephone expense	118	435	673	1,220
Travel expense	21	1,268	1,311	2,514
Website development expense	-	3,454	-	4,733
Other expenses	773	358	1,620	358
Total Operating Expenses	128,170	147,480	450,292	484,893

OTHER INCOME & (EXPENSE)
Interest income	269,394	267,393	799,423	797,483
Reserve of interest income	(268,590)	(233,589)	(797,010)	(762,010)
Reserve for notes receivable	-	-		-
Forgiveness of notes payable and accrued interest	-	-	992,124	-
Net Gain/(Loss) on derivatives	18,208	14,129	18,891	(23,667)
Interest expense & amortization of debt discount	80,043	(161,330)	(13,775)	(307,265)
Total Other Income and Expense	99,055	(113,397)	999,653	(295,459)

NET INCOME (LOSS)	$(29,115)	$(260,877)	$549,361	$(780,352)

Weighted average number of common shares outstanding	595,533,730	374,931,541	627,973,048	387,830,447

Net Income/(Loss) per common shares outstanding	*	*	*	*

* less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONARY CONCEPTS, INC. AND ITS SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For The 9 Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ 549,361	$ (780,352)
Adjustments to reconcile net income/(loss) to net cash (used in) operating activities:
Reserve for notes receivable, net of reserve $7,108,861 (see note 11)	-	2,000
Depreciation and amortization	4,553	4,497
Forgiveness of notes payable and accrued interest	(992,124)	95,934
Amortization of debt discount & beneficial conversion feature	8,654	-
Loss/(Gain) on derivative liability	(18,891)	23,667
Adjustment to derivative liability for value of conversion	-	(9,136)
(Increase) in other assets	5,962	-
Common shares issued for services received and officer compensation	-	504
Increase (decrease) in accounts payable	178,226	101,211
Increase (decrease) in accrued expenses and other liabilities	173,029	(124,579)
NET CASH (USED IN) OPERATING ACTIVITIES	(91,230)	(686,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities	(1,000)	(60,000)
Investment in notes receivable	(607)	-
Investment in patent costs	0	(3,095)
NET CASH (USED BY) INVESTING ACTIVITIES	(1,607)	(63,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock shares from private placements	-	-
Issuance of common stock shares for warrants	-	-
Issuance of notes payable	105,658	851,351
Retirement of notes payable	(10,408)	(94,791)
Paid in capital from private placements and warrants	-	-
Capital contributions	-	-
Common stock shares repurchased with cash	-	-
Unpaid capital contributions (see note 3)	(2,413)	(2,412)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	92,837	754,148

NET INCREASE (DECREASE) IN CASH	0	4,799

CASH AND CASH EQUIVALENT BALANCE BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENT BALANCE END OF PERIOD	$ 0	$ 4,799

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for income taxes	$ -	$ -
Reserve of preferred stock for acquisition	$ -	$ -
Interest income, net of reserve $2,095,279(see Note 11)	$ 2,413	$ 2,412
Issuance of common stock for the conversion of debt	$ 1,139,241	$ 124,398

The accompanying notes are an integral part of these consolidated financial statements.

REVOLUTIONARY CONCEPTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS as of September 30, 2014

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

Exclusive License Agreement

On February 10, 2014, the Company’s Board of Directors agreed to an exclusive worldwide license agreement for the following patents: U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 to a third party.  Under the terms of the agreement, EyeTalk365, LLC, (the Licensee), paid $900,000.00 in cash equivalents consisting of convertible promissory notes and a 40% equity stake in the Licensee, and will bear ongoing development and operational cost to build and or secure a sub-licensee(s). Additionally, the licensee will bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms of the agreement, the Company will receive, 40% of all gross profit generated by the sale and or additional sub-licensing of the patents. This payment is mandated by the agreement and is not subject to additional withholdings from the lincensee.

On September 16, 2014, the Company and the Licensee amended the original agreement to include more specific language and rights.

The Licensee has formally reported to the Company that it is engaged in three patent infringement lawsuits regarding the patent portfolio that it has licensed.  The Licensee has not provided any forcasted  awards or outcomes that may result from these actions.  The Licensee has further disclosed that these actions may result with no outcome, financial or otherwise.

Revolutionary Concepts Signs Agreement with Company for $10 Million Credit Facility

On July 2, 2014, the Company filed notification on a Form 8-K Report that Revolutionary Concepts Inc., wholly owned subsidiary Greenwood Finance Group, LLC signed an Agreement with a funding company for a $10 million revolving line of credit for capital funding.  The Agreement allows Greenwood to partner in business with an experienced company in the financing services and investment banking industry.

The terms of the Agreement include among other things; (a) the facility is a senior term loan credit facility (b) the credit facility has an initial two year term (c) the credit facility has an interest rate of 16.5% (d) the maturity date is 6 months from the execution date of the agreement (d) the credit facility is subject to periodic due diligence and compliance with all terms of the Senior Secured Revolving Credit Facility Agreement and the Guaranty Agreement. The proceeds for the credit facility are intended to be used for working capital, investments, acquisition of distressed financial assets, and to provide short-term financing to small and mid-cap companies. Neither the Credit Parties, nor any of their Affiliates, shall use any portion of the proceeds of the Loans, either directly or indirectly, for the purpose of (i) purchasing any securities underwritten by any Affiliate of Lender, (ii) paying or repaying any debt owed to any third party, not in the ordinary course of business, (iii) paying any taxes owed or to be owed by any Credit Party or (iv) paying or repaying any officer or director of any Credit Party. Although the credit facility is available, the Company has not and may not access any of the funding.

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

Stock-based compensation – The Company accounts for stock-based compensation at fair value in accordance with the provisions of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation”, which establishes accounting for stock-based payment transactions for employee services and goods and services received from non-employees. Under the provisions of ASC Topic 718, stock-based compensation cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense in the consolidated statements of operations  pro ratably over the employee’s or non-employee’s requisite service period, which is generally the vesting period of the equity grant. The fair value of stock option awards is generally determined using the Black-Scholes option-pricing model. Restricted stock awards and units are valued using the market price of the Company’s common stock on the grant date. Additionally, stock-based compensation cost is recognized based on awards that are ultimately expected to vest, therefore, the compensation cost recognized on stock-based payment transactions is reduced for estimated forfeitures based on the Company’s historical forfeiture rates. Additionally, no stock-based compensation costs were capitalized for the three months ended September 30, 2014 and September 30, 2013, no stock options were committed to be issued to employees.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations, except the following:

June 2014 -Accounting Standards Update 2014-10 Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Board of Directors previously authorized the officers of the Company to receive advances from the Company, in lieu of taking compensation, under terms of promissory notes bearing 5% interest, beginning January 1, 2006. As of September 30, 2014 and December 31, 2013, the advances totaled $89,192 and $86,780, respectively. These advances are described as unpaid capital contributions for financial reporting purposes.

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

NOTE 4 – ACCOUNTS PAYABLE

Accounts payable consist of the following:
	09/30/14	12/31/13
Professional fees	$206,444	$133,852
Other	5,128	14,173
Legal fees	155,630	103,316
Consulting fees	8,550	8,200
	$375,753	$259,541

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

The Company has also completed the acquisition of Greenwood Finance Group, LLC. The Company and Rainco Industries, Inc. entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which the Company purchased from Rainco Industries, Inc. all the issued and outstanding member interests in Greenwood Finance Group, LLC. The Company remains committed to its acquisition of Greenwood Finance Group, LLC and although interest payments have been delayed, the Company is optimistic that initial payments will commence soon.

As part of this acquisition, the Company has an obligation to pay a quarterly and cumulative Preferred Stock dividend based on the number of outstanding unconverted Preferred Shares held by Rainco Industries, Inc. Although, the full amount of the dividend has not been paid to date, we do have a contingent liability under the agreement to pay this dividend, as funds become available. Both parties agree that dividend payments may be made in the form of cash, common stock, preferred stock, or any combination of the foregoing.  We will record the dividends as they are paid. As of September 30, 2014, the cumulative total dividend paid totals $33,000, with an accumulated unpaid balance of $3,117,000.

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

Omnisun Azali vs. Revolutionary Concepts, Inc., et al.

On April 23, 2014 both Ron Carter and Solomon Ali appeared before the Civil Superior Court of Mecklenburg County concerning the matter of Omnisun Azali vs Claude McDougal and US Financial Consultants. The plaintiff claimed Carter and Ali were in contempt for not complying with the Court’s order dated January 30, 2013 concerning salary owed to Mr. McDougal. The Plaintiff claimed he was not in receipt of the original note assignment dated September 30, 2013. A contempt hearing was scheduled for June 2014 to determine if Carter and Ali were in contempt for failure to cause Revolutionary Concepts, Inc. to take the actions ordered by the Mecklenburg County Superior Court in its order dated January 30, 2013 and filed on the same date.

On June 5, 2014 the plaintiff’s motion for contempt was dismissed and Revolutionary offered to deliver a replacement note to the Plaintiff. On June 5, 2014 the Replacement Amended Convertible Note (the “Note”) per the judgment of the N.C. Superior Court, and approved by a majority of the Board of Directors, replacing that certain Promissory Note dated September 30, 2013 (the “Amended Note”), in the amount of One Hundred Forty Two Thousand One Hundred Fifty and 08/100 Dollars ($142,150.08), by and between Revolutionary Concepts Inc., and Omnisun Azali, was delivered to the Plaintiff.

Resolution of Case. Revolutionary Concepts Inc., Rainco Industries Inc. and the named Directors and Officers of each company have resolved all claims with Omnisun Azali in the filed cases in the states of Ohio and North Carolina.  Documents in resolution of the case have been circulated for execution.  A Vacation of the Judgment, (“vacated judgment”), and Orders and dismissal of the underlying cases with prejudice are expected by the Resolution Agreement. A vacated judgment is usually the result of the judgment of an appellate court, which overturns, reverses, cancels, nullifies or sets aside a previous judgment of a lower court, rendering it legally null and void.

NOTE 6 – INTELLECTUAL PROPERTY

The patent number US 7,193644 B2, for the prototype was successfully obtained on March 20, 2007.  In 2012, the following additional patents were awarded. U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2.  The Company has patent pending applications remaining in areas of (a) video system for individually selecting and viewing events at a venue (b) medical monitoring and fall prevention, (c) metal detection, and (d) real estate audio-video monitoring In accordance with FASB ASC 210-10-05-3, the Company has established a technological feasibility date on July 21, 2004, the date that Phase I was delivered and presented.   The software development costs have been analyzed and it has been determined that all software development costs were incurred subsequent to the feasibility date.  The useful life of capitalized software costs has been assumed to be 5 years.  Total software development costs were $32,200 and the appropriate minimum amortization has been taken, also in accordance with FASB ASC 210-10-05-3.  Patent was comprised of the following amounts as of September 30, 2014 and December 31, 2013, respectively:

Patent costs	116,450	116,450
Accumulated amortization	(102,026)	(97,804)
Total Patent Costs net of accumulated amortization	14,424	18,645

NOTE 7 – COMMON STOCK SHARES FOR SERVICES RECEIVED

There have been no issuances of stock for services in the past twelve months.

NOTE 8 – CONVERSION OF DEBT TO EQUITY

From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500 and also eliminated the accrued interest.

On July 18, 2013 the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on August 30, 2012. A total of $20,000 was converted to 18,181,818 restricted common shares (which was originally submitted on May 24, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000 and also eliminated the accrued interest on the amount converted.

From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted and 70,131,842 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500 and also eliminated the accrued interest.

On September 24, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on February 28, 2013. A total of $12,898.04 was converted and 16,122,550 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $12,898.04 and also eliminated the accrued interest.

On November 13, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on April 30, 2013 this note was amended was assigned to a non-related third party,   A request to modify the conversion price to $0.00094 was approved.  On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0.  This conversion reduced the Company notes payable by $23,210 and also eliminated the accrued interest.

On December 15, 2013 the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on December 30, 2012. A total of $28,245 was converted and 18,830,000 restricted common shares were issued, which leaves a remaining principal balance of $0 on this portion of the assigned note.  This conversion reduced the Company notes payable by $28,245 and also eliminated the accrued interest.

On December 19, 2013 the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on December 30, 2012. A total of $25,789 was converted and 17,192,667 restricted common shares were issued one of the third parties, which leaves a remaining principal balance of $0 on this portion of the assigned note. This conversion reduced the Company notes payable by $25,789 and also eliminated the accrued interest.

On December 31, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on April 26, 2013. A total of $20,000 of this note was converted to 25,000,000 restricted common shares, which leaves a remaining principal balance of $122,150 on this portion of the assigned note.  This conversion reduced the Company notes payable by $20,000 and also eliminated the accrued interest on the amount converted.

On December 31, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on June 4, 2013. A total of $23,900 was converted to 24,639,175 restricted common shares, which leaves a remaining principal balance of $13,600. This conversion of debt reduced the Company notes payables $23,900 and also eliminated the accrued interest on the amount converted.

From January 7 and January 8, 2014, we received notices of partial conversion from an unrelated third party as part of a note originally issued on June 4, 2013. A total of $13,600 and accumulated interest of $1,500 was converted and 17,786,227 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $13,600 and also eliminated the accrued interest.

On January 24, 2014, we received notices of partial conversion from an unrelated third party as part of a note originally issued on April 26, 2013. A total of $20,000 was converted and 25,000,000 restricted common shares were issued, which leaves a remaining principal balance of $102,150 on this portion of the assigned and $110,020 on the assigned and unassigned portions. This conversion of debt reduced our notes payables $20,000. On September 4, 2014, $10,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $92,150 on this portion of the assigned note and a balance of $100,020 on the assigned and unassigned portions.  This conversion reduced the Company notes payable by $10,000 and also eliminated the accrued interest on the amount converted. The balance of the unassigned portion of the note is $7,870.

On May 8, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on August 30, 2013. A total of $4,581 of this note was converted to 2,290,500 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $4,581 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on May 30, 2013. A total of $13,626 of this note was converted to 6,812,870 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,626 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on June 30, 2013. A total of $12,853 of this note was converted to 6,426,500 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $12,853 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on September 30, 2013. A total of $23,370 of this note was converted to 11,684,925 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $23,370 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on October 30, 2013. A total of $20,895 of this note was converted to 10,447,550 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $20,895 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on December 30, 2013. A total of $23,695 of this note was converted to 11,847,435 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $23,695 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on January 31, 2014. A total of $13,798 of this note was converted to 6,879,000 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,798 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on February 28, 2014. A total of $29,777 of this note was converted to 14,888,575 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $29,777 and also eliminated the accrued interest.

On July 10, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on July 30, 2013. A total of $13,106 of this note was converted to 6,523,040 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,106 and also eliminated the accrued interest.

On July 10, 2014, the Company notices of partial conversion from an unrelated third party as part of a note originally issued on November 12, 2012. A total of $40,000 of this note was converted to 20,000,000 restricted common shares, which leaves a remaining principal balance of $36,270.  This conversion reduced the Company notes payable by $40,000 and also eliminated the accrued interest on the amount converted.

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

Our largest noteholder is Rainco Industries, Inc.  On September 26, 2014, our Board approved a resolution regarding conversions by Rainco stating: “in no event shall Rainco Industries, Inc. be entitled to convert any portion of the Notes, in which the sum of (1) the number of shares of Common Stock beneficially owned by Rainco Industries, Inc. and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion of exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of the Notes with respect to which the determination of this proviso is being made, would result in beneficial ownership by Rainco Industries, Inc. and its affiliates of more than Four Point Nine Nine Percent (4.99%) of the outstanding shares of Common Stock of the Company. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended and Regulations 13D-G thereunder.”

	September 30, 2014	December 31, 2013
On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,194 at 10% interest. On March 21, 2012, $26,000 of this Note was converted. On August 1, 2012, $37,645 of this Note was converted	12,549	12,549

On April 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $12,000 at 10% interest. The holder has the right to convert the note to common stock.	12,000	12,000

On August 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $44,600 at 10% interest. The holder has the right to convert the note to common stock. On June 7, 2012, $27,000 of this Note was modified and was assigned by the original note holder to an unrelated third party.	17,600	17,600

On September 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $177,522 at 10% interest. The holder has the right to convert the note to common at stock.	177,522	177,522

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $92,308 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $46,154 at 10% interest for the accrued compensation owed to him for the fiscal year 2010 in accordance with his Employment Agreement. On March 30, 2012, this Note was converted.	-	-

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $63,818 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	63,818	63,818

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $27,018 at 10% interest. The holder has the right to convert the note to common stock. This note was originally issued December 31, 2010	27,018	27,018

On October 1, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $198,950 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party and was originally issued December 31, 2010	198,950	198,950

On October 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,700 at 10% interest. The holder has the right to convert the note to common stock. $6,200 of this note was assigned to an unrelated third party September 4, 2012	2,500	2,500

On November 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $8,500 at 10% interest. The holder has the right to convert the note to common stock. This note was assigned to an unrelated third party September 4, 2012	-	-

On December 30, 2011 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $4,700 at 12% interest. The holder has the right to convert the note to common stock.	4,700	4,700

On January 2, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $57,000 at 10% interest. The holder has the right to convert the note to common stock.	57,000	57,000

On February 28, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $5,000 at 12% interest. The holder has the right to convert the note to common stock.	5,000	5,000

On March 30, 2012 the Company entered into a two (2) year convertible Promissory Note with a non-related creditor for $70,000 at 12% interest. The holder has the right to convert the note to common stock.	70,000	70,000

On April 1, 2012 the Company entered into a two (2) year convertible Promissory Note with Ronald Carter, its President and CEO for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2011 in accordance with his Employment Agreement.  This note was assigned to a non-related third party, who assigned to the licensee.  The Licensee contributed this note to RCI as partial consideration for the exclusive license agreement dated February  10, 2014..  See footnotes for additional information. This transaction reduced the note payable by $200,000 and also elminated the accrued interest.

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

	-	-

On October 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $2,612 at 12% interest. The holder has the right to convert the note to common stock.	2,612	2,612

On November 30, 2012 we entered into a two (2) year convertible Promissory Note with a non-related creditor for $76,270 at 12% interest. The holder has the right to convert the note to common stock. This note was partially assigned to an unrelated third party who converted the $40,000 of the outstanding balance on July 10, 2014. This transaction reduced the note payable by $40,000 and also eliminated a portion of the accrued interest.	36,270	76,270

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

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,019.98 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150.08 of the note was assigned by court order to a non-related third party, leaving a balance of $7,869.90 with the original party.  On September 30, 2013 the third party, further assigned their $142, 150.88 poriton of this note and a request to modify the conversion price to $0.0008 was approved.  On December 31, 2013 $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note.  This conversion reduced the Company notes payable by $20,000.  The balance of the unassigned portion of the note is $7,869.90.  On January 24, 2014, $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $102,150.08 on this portion of the assigned note.  This conversion reduced the Company notes payable by $20,000. The balance of the unassigned portion of the note is $7,869.90.  On September 4, 2014, $10,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $92,150.08 on this portion of the assigned note.  This conversion reduced the Company notes payable by $10,000. The balance of the unassigned portion of the note is $7,869.90.

	100,020	130,020

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. On November 13, 2013 this note was amended was assigned to a non-related third party, A request to modify the conversion price to $0.00094 was approved. On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0. This conversion reduced the Company notes payable by $23,210	-	-

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.This noteholder converted the full note balance on July 1, 2014. This transaction reduced the note payable by 13,626 and also eliminated the accrued interest.	-	13,626

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. On December 31, 2013, a total of $23,900 was converted to restricted common shares. On January 7, 2014 a total of $13,600 principal and $1,000 interest was converted to restricted common shares, amd on January 8, 2014 $500 in interest was converted to restricted common shares, which leaves a remaining principaland interest balance of $0. These conversions of debt reduced the Company notes payables $37,500.

	-	13,600

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. This note was assigned to an unrelated third party who converted the full note balance on July 1, 2014. This transaction reduced the note payable by $12,853 and also eliminated the accrued interest.	-	12,853

On July 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,106 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. This noteholder converted the full note balance on July 10, 2014. This transaction reduced the note payable by $13,046 and also eliminated the accrued interest.	60	13,106

On August 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $4,581 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. This note was assigned to an unrelated third party who converted the full note balance on May 8, 2014. This transaction reduced the note payable by $4,581 and also eliminated the accrued interest.	-	4,581

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. This note was assigned to an unrelated third party who converted the full note balance on July 1, 2014. This transaction reduced the note payable by 23,370 and also eliminated the accrued interest.	-	23,370

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

	-	200,000

On October 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $20,895 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. This note was assigned to an unrelated third party who converted the full note balance on July 1, 2014. This transaction reduced the note payable by$20,895 and also eliminated the accrued interest.	-	20,895

On November 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $16,677 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	16,677	16,677

On December 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,895 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. This note was assigned to an unrelated third party who converted the full note balance on July 1, 2014. This transaction reduced the note payable by$23,695 and also eliminated the accrued interest.	200	23,895

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $126,000 at 10% interest for the accrued compensation owed to him for a portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.  This note was assigned to a non-related third party, who assigned the licensee.  The Licensee contributed this note to RCI as partial consideration for the exclusive license agreement dated February  10, 2014.  See footnotes for additional information. This transaction reduced the note payable by $126,000 and also elminated the accrued interest.

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

	-	59,194

On December 31, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $5,643 at 10% interest for the accrued compensation owed to him fora portion of the fiscal year 2013 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.	5,643	5,643

On January 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,798 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. This note was assigned to an unrelated third party who converted the full note balance on July 1, 2014. This transaction reduced the note payable by$13,798 and also eliminated the accrued interest.	-	-

On February 28, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $29,777 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share. This note was assigned to an unrelated third party who converted the full note balance on July 1, 2014. This transaction reduced the note payable by$29,777 and also eliminated the accrued interest.	-	-

On March 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,572 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,572	-

On April 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $33,914 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	33,914	-

On May 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $15,120 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	15,120	-

On June 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $9,477 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	9,477	-

On July 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $10,461 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	10,461	-

On September 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,513 at 12% interest. The holder has the right to convert the note to common stock at $0.002 per share.	3,513	-

Total notes payable	$1,268,163	2,287,772

Less Current Portion	$(879,434)	(1,293,433)

Less Debt Discount and Beneficial Conversion Feature	$(67,227)	(9,050)

Less Convertible Notes, Net of Discounts & Beneficial Conversion Feature	$(8,830)	(4,550)

Total Long Term Notes Payable	$312,673	980,738

Principal maturities of notes payable as of September 30, 2014 for the next five years and thereafter is as follows:

2014	$879,433
2015	$-0-
2016	$312,673
2017	$76,057
2018	$-0-
Total	$1,268,163

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

Included in the September 30, 2014, is a derivative liability in the amount of $0 to account for this transaction. This liability arose in the third quarter of 2012 and the balance will be revalued quarterly henceforth and adjusted as a gain or loss to the statements of operations depending on its value at that time.

Included in our Statements of Operations for the nine months ended September 30, 2014 is a gain of $18,891 and a loss of $(23,667) for the nine months ended September 30, 2013 in non-cash charges pertaining to the derivative liability as it pertains to change in derivative liability and amortization of debt discount, respectively.

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

NOTE 11 – ACQUISITION

Entry into a Material Definitive Agreement.

Revolutionary Concepts, Inc., a Nevada corporation, and Rainco Industries, Inc., a Georgia corporation (“Rainco”), have entered into a Member Interest Purchase Agreement, (the “Purchase Agreement”) dated as of December 7, 2012, in which the Company purchased from Rainco all the member interests in Greenwood Finance Group, LLC. (“Greenwood”). Pursuant to the Purchase Agreement and subject to the conditions set forth therein, the Company purchased all the member interests of Greenwood in exchange for ten million shares of Series A Convertible Preferred Stock (the “Preferred Stock”), the rights, preferences and designations of which are filed as an amendment to the Articles of Incorporation with the State of Nevada.

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

Purchase Price Allocation Consideration:	December 7 , 2012
Equity instruments (10,000,000 Preferred Class A Shares of Revolutionary Concepts, Inc.)	18,000,000

Recognized amounts of identifiable assets acquired as of September 30, 2014:
Accumulated Interest Income ($2,095,279reserved)	—
Notes Receivable ($7,108,861reserved)	—
Total assets ($9,204,140 reserved)	—
Fair value of total assets ($9,204,140 reserved)	—

NOTE 12 – SUBSEQUENT EVENTS

On January 2, 2015, our wholly owned subsidiary, Greenwood Finance Group, began collecting interest payments on its $7,000,000.00 in notes receivable. The subsidiary collected payments consisting of cash equivalents valued at approximately $1.2 million dollars.

On January 13, 2015, the Company approved two principal features of a restructuring and recapitalization plan. The features of the plan include raising capital and exchanging much of the Company’s senior secured debt and related obligations for new equity. The Board approved the strategic plan which is designed to restructure and recapitalize the Company.  The principal features of the plan encompass a recapitalization and balance sheet restructuring, which includes the creation of new classes of preferred shares and a debt-for-equity exchange.

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

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated May 1, 2014, in connection with the audit of our consolidated financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements as of September 30, 2014 have been prepared under the assumption that we will continue as a going concern. Specifically, Note 10 of our unaudited financial statement for the quarter ended September 30, 2014 addresses the issue of our ability to continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Exclusive License Agreement

On February 10, 2014, the Company’s Board of Directors agreed to an exclusive worldwide license agreement for the following patents: U.S. Patent 7,193,844; U.S. Patent 8,139,098; U.S. Patent 8,144,183; U.S. Patent 8,144,184; U.S. Patent 8,154,581; U.S. Patent 8,164,614; U.S. Patent 8,016,676 B2 to a third party.  Under the terms of the agreement, EyeTalk365, LLC, (the Licensee), paid $900,000.00 in cash equivalents consisting of convertible promissory notes and a 40% equity stake in the Licensee, and will bear ongoing development and operational cost to build and or secure a sub-licensee(s). Additionally, the licensee will bear all legal cost to prosecute and defend the patents in any infringement actions. Under the terms of the agreement, the Company will receive, 40% of all gross profit generated by the sale and or additional sub-licensing of the patents. This payment is mandated by the agreement and is not subject to additional withholdings from the lincensee.

On September 16, 2014, the Company and the Licensee amended the original agreement to include more specific language and rights.

The Licensee has formally reported to the Company that it is engaged in three patent infringement lawsuits regarding the patent portfolio that it has licensed.  The Licensee has not provided any forcasted  awards or outcomes that may result from these actions.  The Licensee has further disclosed that these actions may result with no outcome, financial or otherwise.

Revolutionary Concepts Signs Agreement with Company for $10 Million Credit Facility

On July 2, 2014, the Company filed notification on a Form 8-K Report that Revolutionary Concepts Inc., wholly owned subsidiary Greenwood Finance Group, LLC signed an Agreement with a funding company for a $10 million revolving line of credit for capital funding.  The Agreement allows Greenwood to partner in business with an experienced company in the financing services and investment banking industry.

The terms of the Agreement include among other things; (a) the facility is a senior term loan credit facility (b) the credit facility has an initial two year term (c) the credit facility has an interest rate of 16.5% (d) the maturity date is 6 months from the execution date of the agreement (d) the credit facility is subject to periodic due diligence and compliance with all terms of the Senior Secured Revolving Credit Facility Agreement and the Guaranty Agreement. The proceeds for the credit facility are intended to be used for working capital, investments, acquisition of distressed financial assets, and to provide short-term financing to small and mid-cap companies. Neither the Credit Parties, nor any of their Affiliates, shall use any portion of the proceeds of the Loans, either directly or indirectly, for the purpose of (i) purchasing any securities underwritten by any Affiliate of Lender, (ii)paying or repaying any debt owed to any third party, not in the ordinary course of business, (iii) paying any taxes owed or to be owed by any Credit Party or (iv) paying or repaying any officer or director of any Credit Party. Although the credit facility is available, the Company has not and may not access any of the funding.

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

Our principal executive offices are located at 4822 Albemarle Rd., Suite 209, Charlotte, NC 28205. The Company’s telephone number is 980-225-5376. The President of the Company is Ronald Carter. The Company maintains a corporate website at www.revolutionaryconceptsinc.com. The contents of our website are not part of this annual report and should not be relied upon with respect to the annual report or incorporated by reference.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

Operating Expenses Although we have not begun to generate revenues, our total operating expenses decreased to $128,170 from $147,480 for the three months ended September 30, 2014 and 2013, respectively, as compared to $450,292 and $484,893   for the nine months ended September 30, 2014 and 2013, respectively. This decrease for the three and nine months periods is primarily attributable to additional payroll and related expenses for Greenwood Financial personnel, offset by reduction in officer accrued and unpaid salaries and related expenses and increases in professional services.

Net Loss. Our net loss decreased to $(29,115) from $(113,397) for the three months ended September 30, 2014 and 2013, respectively as compared to a gain of $549,361 and a loss of $(780,352) for the six months ended September 30, 2014 and 2013, respectively. Once again attributable primarily to payroll and related expenses for Greenwood Financial personnel, offset by reduction in officer accrued and unpaid salaries and related expenses and increases in professional services.

Assets. Assets decreased by $8,908 to $139,175 at the period ended September 30, 2014, compared to $148,083 as of December 31, 2013. This decrease was primarily due to decreases in patent and security deposits.

Liabilities. Total liabilities decreased by $745,423 to $2,166,576 as of September 30, 2014 from $2,911,999 as of December 31, 2013. The increase is attributable to the decrease in related party notes and notes to unrelated parties due to conversion to stock.

Stockholders' Equity (Deficit). Stockholders' deficit decreased by $736,515 to $(2,027,401) as of September 30, 2014 from $(2,763,916) as of December 31, 2013. The decrease was due primarily to the net income of $549,361 and decreases in notes payable.

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

Overall, we had a net decrease in cash of $0 for the period ended September 30, 2014 over the prior year period increase of $4,799.

Cash Flows from Operating Activities. Net cash used in operating activities decreased to $91,230 for the period ended September 30, 2014 compared to net cash used in operating activities of $ 686,254 for period ended September 30, 2013 is primarily attributable to the decreases in notes payable and accrued expenses, and offset by gains on forgiveness of notes which created a net profit.

Cash Flows from Investing Activities. There were $1,607 used by investing activities for the ended period ended September 30, 2014 compared to $63,095 cash used by investing activities for the ended period ended September 30, 2013.

Cash Flows from Financing Activities. Net cash provided by financing activities was $92,837 for the period ended September 30, 2014 compared to cash provided by financing activities was $754,148 for the period ended September 30, 2013 was attributable to the decrease in notes payable of $84,383 and a decrease in issuance of stock for retirement of debt of $745,693.

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

From January 7 through January 9, 2013, we received notices of partial conversion from an unrelated third party as part of a note originally issued on June 19, 2012. A total of $16,500 and accumulated interest of $1,100 was converted and 19,130,435 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $16,500 and also eliminated the accrued interest on the amount converted.

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

On April 26, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $150,020 at 10% interest.  The holder has the right to convert the note to common stock at $0.005 per share. On September 30, 2013 this note was amended and $142,150 of the note was assigned by court order to a non-related third party and a request to modify the conversion price to $0.0008 was approved, leaving a balance of $7,870 with the original party. On January 24, 2014 $20,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $122,150.08 on this portion of the assigned note.  This conversion reduced the Company notes payable by $20,000. On September 4, 2014, $10,000 of this note was converted to restricted common shares, which leaves a remaining principal balance of $92,150 on this portion of the assigned note and a balance of $100,020 on the assigned and unassigned portions.  This conversion reduced the Company notes payable by $10,000 and also eliminated the accrued interest on the amount converted. The balance of the unassigned portion of the note is $7,870.

On April 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,210 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share. On November 13, 2013 this note was amended was assigned to a non-related third party,   A request to modify the conversion price to $0.00094 was approved.  On November 14, 2013, $23,210 of this note was converted to restricted common shares, which leaves a remaining principal balance of $0.  This conversion reduced the Company notes payable by $23,210 and also eliminated the accrued interest on the amount converted,

From May 3 through May 20, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on October 12, 2012. A total of $32,500 and accumulated interest of $1,300 was converted and 35,149,254 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $32,500 and also eliminated the accrued interest on the amount converted.

On May 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $13,626 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On June 4, 2013, we entered into a nine (9) month convertible Promissory Note with a non-related creditor for $37,500 at 8% interest.  The holder has the right to convert the note to common stock at 50% of the then current market prices. On December 31, 2013, a total of $23,900 was converted to restricted common shares, which leaves a remaining principal balance of $13,600. This conversion of debt reduced the Company notes payables $23,900 and also eliminated the accrued interest on the amount converted,

On June 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $12,853 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On July 18, 2013 the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on August 30, 2012 A total of $20,000 was converted to 18,181,818 restricted common shares (which was originally submitted on May 24, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000 and also eliminated the accrued interest on the amount converted.

From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted and 70,131,842 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500 and also eliminated the accrued interest on the amount converted.

On September 24, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on February 28, 2013. A total of $12,898.04 was converted and 16,122,550 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $12,898.04 and also eliminated the accrued interest on the amount converted.

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140, 806.35 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with its Senior Vice President, Solomon Ali for $200,000 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

2014

From January 7 and January 8, 2014, we received notices of partial conversion from an unrelated third party as part of a note originally issued on June 4, 2013. A total of $13,600 and accumulated interest of $1,500 was converted and 17,786,227 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced our notes payables $13,600 and also eliminated the accrued interest on the amount converted.

On January 24, 2014, we received notices of partial conversion from an unrelated third party as part of a note originally issued on April 26, 2013. A total of $20,000 was converted and 25,000,000 restricted common shares were issued, which leaves a remaining principal balance of $110,020. This conversion of debt reduced our notes payables $20,000 and also eliminated the accrued interest on the amount converted.

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

On July 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $10,461 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On September 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,513 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on May 30, 2013. A total of $13,626 of this note was converted to 6,812,870 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,626 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on June 30, 2013. A total of $12,853 of this note was converted to 6,426,500 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $12,853 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on September 30, 2013. A total of $23,370 of this note was converted to 11,684,925 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $23,370 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on October 30, 2013. A total of $20,895 of this note was converted to 10,447,550 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $20,895 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on December 30, 2013. A total of $23,695 of this note was converted to 11,847,435 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $23,695 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on January 31, 2014. A total of $13,798 of this note was converted to 6,879,000 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,798 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on February 28, 2014. A total of $29,777 of this note was converted to 14,888,575 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $29,777 and also eliminated the accrued interest.

On July 10, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on July 30, 2013. A total of $13,106 of this note was converted to 6,523,040 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,106 and also eliminated the accrued interest.

On July 10, 2014, the Company notices of partial conversion from an unrelated third party as part of a note originally issued on November 12, 2012. A total of $40,000 of this note was converted to 20,000,000 restricted common shares, which leaves a remaining principal balance of $36,270.  This conversion reduced the Company notes payable by $40,000 and also eliminated the accrued interest on the amount converted.

On July 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $10,461 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On September 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,513 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

Our largest noteholder is Rainco Industries, Inc.  On September 26, 2014, our Board approved a resolution regarding conversions by Rainco stating: “in no event shall Rainco Industries, Inc. be entitled to convert any portion of the Notes, in which the sum of (1) the number of shares of Common Stock beneficially owned by Rainco Industries, Inc. and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion of exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of the Notes with respect to which the determination of this proviso is being made, would result in beneficial ownership by Rainco Industries, Inc. and its affiliates of more than Four Point Nine Nine Percent (4.99%) of the outstanding shares of Common Stock of the Company. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended and Regulations 13D-G thereunder.”

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations, except the following:

June 2014 -Accounting Standards Update 2014-10 Development Stage Entities (Topic 915) Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this Update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13 a-15 (f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2013 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in inter n al control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

• The small size of our Company limits our ability to achieve the desired level of separation in our internal controls and financial reporting. We do have a separate CEO and CFO; however, we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company. Until such time we are able to install an audit committee, we do not meet the full requirement f or separation. In the interim, we will continue to strengthen the role of o u r CEO and CFO and their review of our internal control procedures.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Omnisun Azali vs. Revolutionary Concepts, Inc., et al.

On April 23, 2014 both Ron Carter and Solomon Ali appeared before the Civil Superior Court of Mecklenburg County concerning the matter of Omnisun Azali vs Claude McDougal and US Financial Consultants. The plaintiff claimed Carter and Ali were in contempt for not complying with the Court’s order dated January 30, 2013 concerning salary owed to Mr. McDougal. The Plaintiff claimed he was not in receipt of the original note assignment dated September 30, 2013. A contempt hearing was scheduled for June 2014 to determine if Carter and Ali were in contempt for failure to cause Revolutionary Concepts, Inc. to take the actions ordered by the Mecklenburg County Superior Court in its order dated January 30, 2013 and filed on the same date.

On June 5, 2014 the client’s motion for contempt was dismissed and Revolutionary offered to deliver a replacement note to the Plaintiff. On June 5, 2014 the Replacement Amended Convertible Note (the “Note”) per the judgment of the N.C. Superior Court, and approved by a majority of the Board of Directors, replacing that certain Promissory Note dated September 30, 2013 (the “Amended Note”), in the amount of One Hundred Forty Two Thousand One Hundred Fifty and 08/100 Dollars ($142,150.08), by and between Revolutionary Concepts Inc., and Omnisun Azali, was delivered to the Plaintiff.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors together with the other information contained in business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2013, (SEC File Number 000-53674) on the website at www.sec.gov, including but not limited, to the following:

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

On July 18, 2013 the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on August 30, 2012 A total of $20,000 was converted to 18,181,818 restricted common shares (which was originally submitted on May 24, 2013), which leaves a remaining principal balance of $26,600. This conversion of debt reduced our notes payables $20,000 and also eliminated the accrued interest on the amount converted.

From August 20 through September 6, 2013, the Company received notices of partial conversion from an unrelated third party as part of a note originally issued on January 17, 2013. A total of $42,500 and accumulated interest of $1,700 was converted and 70,131,842 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $42,500 and also eliminated the accrued interest on the amount converted.

On September 24, 2013, the Company received a notice of conversion from an unrelated third party as part of note originally issued to a non-related third party on February 28, 2013. A total of $12,898.04 was converted and 16,122,550 restricted common shares were issued, which leaves a remaining principal balance of $0. This conversion of debt reduced the Company notes payables $12,898.04 and also eliminated the accrued interest on the amount converted.

On September 30, 2013, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $23,370 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On September 30, 2013 the Company entered into a three (3) year convertible Promissory Note with Ronald Carter, its President and CEO for $140, 806.35 at 10% interest for the accrued compensation owed to him for the fiscal year 2012 in accordance with his Employment Agreement. The holder has the right to convert the note to common stock at $0.005 per share.

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

On July 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $10,461 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On September 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,513 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on May 30, 2013. A total of $13,626 of this note was converted to 6,812,870 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,626 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on June 30, 2013. A total of $12,853 of this note was converted to 6,426,500 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $12,853 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on September 30, 2013. A total of $23,370 of this note was converted to 11,684,925 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $23,370 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on October 30, 2013. A total of $20,895 of this note was converted to 10,447,550 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $20,895 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on December 30, 2013. A total of $23,695 of this note was converted to 11,847,435 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $23,695 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on January 31, 2014. A total of $13,798 of this note was converted to 6,879,000 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,798 and also eliminated the accrued interest.

On July 1, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on February 28, 2014. A total of $29,777 of this note was converted to 14,888,575 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $29,777 and also eliminated the accrued interest.

On July 10, 2014, the Company received a notice of conversion from an unrelated third party of note originally issued to a non-related third party on July 30, 2013. A total of $13,106 of this note was converted to 6,523,040 restricted common shares, which leaves a remaining principal balance of $0 on this assigned note.  This conversion reduced the Company notes payable by $13,106 and also eliminated the accrued interest.

On July 10, 2014, the Company notices of partial conversion from an unrelated third party as part of a note originally issued on November 12, 2012. A total of $40,000 of this note was converted to 20,000,000 restricted common shares, which leaves a remaining principal balance of $36,270.  This conversion reduced the Company notes payable by $40,000 and also eliminated the accrued interest on the amount converted.

On July 31, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $10,461 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

On September 30, 2014, we entered into a three (3) year convertible Promissory Note with a non-related creditor for $3,513 at 12% interest.  The holder has the right to convert the note to common stock at $0.002 per share.

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

Our largest noteholder is Rainco Industries, Inc.  On September 26, 2014, our Board approved a resolution regarding conversions by Rainco stating: “in no event shall Rainco Industries, Inc. be entitled to convert any portion of the Notes, in which the sum of (1) the number of shares of Common Stock beneficially owned by Rainco Industries, Inc. and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion of exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of the Notes with respect to which the determination of this proviso is being made, would result in beneficial ownership by Rainco Industries, Inc. and its affiliates of more than Four Point Nine Nine Percent (4.99%) of the outstanding shares of Common Stock of the Company. For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended and Regulations 13D-G thereunder.”

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2014.

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

10.3* Agreement with Tillman Wright

10.4* Agreement with JDSL

10.7* Consulting Agreement with Sedgefield Capital

10.8* Additional Services Agreement with Sedgefield Capital

10.9  License Agreement with Eyetalk365 (filed herein)

10.10 Amended License Agreement with Eyetalk365 (filed herein)

14.1* Code of Ethics

31.1 Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of

2002.(filed herein)

31.2  Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of

2002.(filed herein)

32.1  Certification of our Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.(filed herein)

32.2  Certification of our Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002.(filed herein)

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

February 13, 2015

Ronald Carter, Director, Chief Executive Officer

(Principal Executive Officer)

By: /s/ Garry Stevenson

February 13, 2015

Garry Stevenson, Director, Vice President, and Chief Financial Officer

(Officer and Principal Accounting Officer)